Form 10-Q
period 1995-06-30
LOCH EXPLORATION INC
filed 1995-08-21
CIK 313041

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                        _______________________________

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1995  Commission File # 0-9129
                                                                     ------


                            LOCH EXPLORATION, INC.
            (Exact name of registrant as specified in its charter)


       TEXAS                                                    75-1657943
       -----                                                    ----------
 (State of other jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                          Indentification Number)

               414 E. Elm, Gainesville, Texas             76240
               ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                               (817)  668 - 1271
                               -----------------
             (Registrant's telephone number, including area code)


          ___________________________________________________________
  (Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

              YES       X                     NO
                   -------------                  -------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                     64,388,376
------------------------------                     ----------
         (Title of Class)        Number of shares outstanding on June 30, 1995

           [RIGLER, MURRELL, HESS & ROHMER LETTERHEAD APPEARS HERE]


                        ACCOUNTANTS' COMPILATION REPORT
                        -------------------------------



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of June 30, 1995, and the related statements of operations, retained earnings, and cash flows for the six months ended June 30, 1995 and June 30, 1994, and the related statements of operations for the three months ended June 30, 1995 and June 30, 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statement, they might influence the user's conclusions about the company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.



Rigler, Murrell, Hess, & Rohmer
A Professional Corporation
Certified Public Accountants

August 14, 1995

                            LOCH EXPLORATION, INC.
                               INCOME STATEMENT
               For the three months ended June 30, 1995 and 1994



                                                   1995         1994
              Revenue:
                Lease operating                $     1,427  $     2,726
                Compressor lease                    10,392       10,392
                Oil and gas sales                   63,495       43,959
                                               ------------------------
                                                    75,314       57,077
              Costs and expenses:
                Costs of assets sold
                Lease operating expense             44,284       26,006
                General and administrative          24,280       22,271
                Depletion and depreciation           7,994        2,537
                Interest expense                     3,840        6,640
                                               ------------------------
                                                    80,398       57,454
                                               ------------------------

              Income (loss) before taxes            (5,084)        (377)
              Income taxes                               0            0
                                               ------------------------

              Net income (loss)                    ($5,084)       ($377)
                                               ========================

              Net income (loss) per common
                and common equivalent share       ($0.0001)    ($0.0000)
                                               ========================

              Weighted average number of
                shares outstanding              61,099,614   61,099,614
                                               ========================



               UNAUDITED - See accountant's compilation report.

                            LOCH EXPLORATION, INC.
                       STATEMENT OF STOCKHOLDERS EQUITY
                   For the year ended December 31, 1994 and
                  the six months ended June 30, 1995 and 1994


                                        Shares of
                                         common                        Additional     Retained
                                         stock        Common            paid in       earnings
                                         issued        stock            capital       (deficit)
Balance December 31, 1993               60,960,851    $ 60,961         $ 56,035       $(55,075)
Treasury stock acquired
Treasury stock traded for property                                      150,000
Stock issued to related parties in
  repayment of loans and interest          277,525         277            9,461

 Net gain, June 30, 1994                                                                 8,227
                                        ------------------------------------------------------

Balance June 30, 1994                   61,238,376      61,238          215,496        (46,848)
Stock issued to retire debt,
1993A Debentures                         3,150,000       3,150           53,550
Net gain, December 31, 1994                                                              4,299
                                        ------------------------------------------------------

Balance December 31, 1994               64,388,376      64,388          269,046        (42,549)
Net gain, June 30, 1994                                                                  7,083
                                        ------------------------------------------------------

Balance June 30, 1995                   64,388,376    $ 64,388         $269,046       $(35,466)
                                        ======================================================

               UNAUDITED - See accountant's compilation report.

                            LOCH EXPLORATION, INC.
                            STATEMENT OF CASH FLOWS
                For the six months ended June 30, 1995 and 1994


                                                         1995      1994
Cash flows from operating activities:
  Net income (loss)                                    $  7,083  $  8,225
  Adjustments to reconcile net
  income (loss) to net cash flows
  from operating activities:
  Depletion and depreciation                             15,988     5,074
  Interest converted to stock                             2,800
  Decrease in accounts receivable                       (45,829)  (61,392)
  Increase in accounts payable                           27,020    19,114
  Increase in taxes payable                                 352         0
                                                       ------------------

Net cash provided (used) by
operating activities                                      4,614   (26,179)

Cash flows from investing activities:
  Purchased property and equipment                                (12,506)
  Purchased oil and gas properties                      (46,602)   (8,625)
  Sold oil and gas properties                                       6,977
                                                       ------------------

Net cash provided (used) by
investing activities                                    (46,602)  (14,154)

Cash flows from financing activities:
  Advances from notes payable                            31,000    12,500
  Repayment of notes payable                             (4,239)
  Sale of debentures
                                                       ------------------

Net cash provided (used) by
financing activities                                     26,761    12,500
                                                       ------------------

Net increase (decrease) in cash
and equivalents                                         (15,227)  (27,833)
Cash and equivalents, beginning                          21,744    49,273
                                                       ------------------

Cash and equivalents, ending                           $  6,517  $ 21,440
                                                       ==================
Supplemental cash flow information:
 Income taxes paid                                           $0        $0
 Interest paid                                            3,840     3,840
                                                       ==================


               UNAUDITED - See accountant's compilation report.

                            LOCH EXPLORATION, INC.
                                 BALANCE SHEET
                   As of June 30, 1995 and December 31, 1994

                                             1995         1994
ASSETS
Current assets:
  Cash                                     $     6,517    $ 21,744
  Accounts receivable, net                     107,223      61,394
                                           -----------------------

 Total current assets                          113,740      83,138

 Oil and gas property:
  Oil and gas property                         360,753     314,151
  Accumulated depletion                        (52,446)    (39,144)
                                           -----------------------

 Total oil and gas property                    308,307     275,007

 Fixed assets:
  Equipment                                     71,891      71,891
  Accumulated depreciation                     (19,779)    (17,093)
                                           -----------------------

 Total fixed assets                             52,112      54,798
                                           -----------------------

Total Assets                               $   474,159    $412,943
                                           =======================


               UNAUDITED - See accountant's compilation report.

                            LOCH EXPLORATION, INC.
                                 BALANCE SHEET
                   As of June 30, 1995 and December 31, 1994


                                                         1995      1994
   LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities:
       Accounts payable                                $ 46,134  $ 19,114
       Accrued taxes payable                                352
       Notes payable                                      2,605     6,844
                                                       ------------------

     Total current liabilities                           49,091    25,958

     Related party liabilities:
       Accounts payable related parties                   2,800     2,800
       Notes payable related parties                     34,800    34,800
                                                       ------------------

     Total related party liabilities                     37,600    37,600

     Long term debt:
       Notes payable                                     31,000
       Debentures payable                                65,000    65,000
       Unamortized discount                              (6,500)   (6,500)
                                                       ------------------

     Total long term debt                                89,500    58,500
                                                       ------------------

     Total liabilities                                  176,191   122,058

     Stockholders' equity:
       Common stock, $.001 par value; 150,000,000
       shares authorized; 60,960,851 shares issued
       and 61,238,376 shares issued and outstanding
       June 30, 1995 and December 31, 1994               64,388    64,388
       Additional paid in capital                       269,046   269,046
       Retained earnings                                (35,466)  (42,549)
                                                       ------------------

     Total stockholders' equity                         297,968   290,885
                                                       ------------------

   Total Liabilities and
   Stockholders' Equity                                $474,159  $412,943
                                                       ==================

               UNAUDITED - See accountant's compilation report.

                            LOCH EXPLORATION, INC.
                               INCOME STATEMENT
                For the six months ended June 30, 1995 and 1994


                                                   1995         1994
              Revenue:
                Lease operating                $     2,402  $     5,075
                Compressor lease                    20,784       20,784
                Oil and gas sales                  111,606       77,176
                                               ------------------------

                                                   134,792      103,035
              Costs and expenses:
                Costs of assets sold
                Lease operating expense             62,079       41,397
                General and administrative          41,941       39,139
                Depletion and depreciation          15,988        5,074
                Interest expense                     7,701        9,200
                                               ------------------------

                                                   127,709       94,810
                                               ------------------------

              Income (loss) before taxes             7,083        8,225
              Income taxes                               0            0
                                               ------------------------

              Net income (loss)                $     7,083  $     8,225
                                               ========================

              Net income (loss) per common
                and common equivalent share    $    0.0001  $    0.0001
                                               ========================

              Weighted average number of
                shares outstanding              61,030,232   61,030,232
                                               ========================


               UNAUDITED - See accountant's compilation report.

Management's Discussion and Analysis of Financial Conditions and Results of
---------------------------------------------------------------------------
Operations:
-----------

During the second quarter of 1995, the assets of the Company amounted to $474,159 showing an increase of $61,799 from the second quarter 1994 assets. This increase is primarily due to the Company's acquisition of various oil and gas producing properties during the year.

Revenues and Operating Expenses:
--------------------------------

Total revenue for the second quarter of 1995 was $75,314 compared to $57,077 for the second quarter of 1994, with the 1995 second quarter net income of ($5,084) compared to ($377) in the 1994 second quarter. This negative income was primarily due to higher than usual lease operating expenses for the quarter.

PART 11 - Other Information

Item 6    Exhibits and Reports on Form 8-K:
          ----------------------------------
                (A) Exhibits:
                    ---------

                    27   Financial Data Schedule

                (B) Reports on Form 8-K:         None
                    --------------------

                                 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          Loch Exploration, Inc.
                                                          ----------------------


Date:     August 15, 1995                           s/  Glenn L. Loch, President