Form 10-Q
period 1995-09-30
LOCH EXPLORATION INC
filed 1995-11-14
CIK 313041

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                      ___________________________________

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 1995   Commission File # 0-9129
                                                                       ------

                            LOCH EXPLORATION, INC.
            (Exact name of registrant as specified in its charter)

       TEXAS                                            75-1657943
       -----                                            ----------
(State of other jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

             414 E. Elm, Gainesville, Texas                  76240
             -----------------------------------------------------
             (Address of principal executive offices)   (Zip Code)

                               (817)  668 - 1271
                               -----------------
             (Registrant's telephone number, including area code)

  ___________________________________________________________________________
  (Former name, former address, and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days.

               YES     X                         NO  _________
                    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.001 par value                   64,388,376
------------------------------                   ----------
      (Title of Class)                Number of shares outstanding on September
                                                     30, 1995

                      [LETTER HEAD OF RMHR APPEARS HERE]




                        ACCOUNTANTS' COMPILATION REPORT
                        -------------------------------



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of September 30, 1995, and the related statements of operations, retained earnings, and cash flows for the nine months ended September 30, 1995 and September 30, 1994 and the related statements of operations for the three months ended September 30, 1995 and September 30, 1994, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures required by generally accepted accounting principles. If the omitted disclosures were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.



/s/ Rigler, Murrell, Hess & Rohmer
Rigler, Murrell, Hess & Rohmer
A Professional Corporation
Certified Public Accountants


November 8, 1995

                            LOCH EXPLORATION, INC.
                                 BALANCE SHEET
                       As of September 30, 1995 and 1994

                                                  1995               1994
ASSETS
  Current assets:
    Cash                                       $36,087            $30,946
    Accounts receivable, net                   256,981             63,825
                                               -------             ------

  Total current assets                         293,068             94,771

  Oil and gas property:
    Oil and gas property                       265,509            302,920
    Accumulated depletion                      (57,643)           (17,461)
                                               --------           --------

Total oil and gas property                     207,866            285,459

  Fixed assets:
    Equipment                                   71,891             71,891
    Accumulated depreciation                   (21,122)           (14,411)
                                               --------           --------

  Total fixed assets                            50,769             57,480
                                                ------             ------


Total Assets                                  $551,703           $437,710


                UNAUDITED - See accountant's compilation report

                            LOCH EXPLORATION, INC.
                                 BALANCE SHEET
                       As of September 30, 1995 and 1994

                                                     1995               1994
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable                              $87,174           $ 38,331
    Accrued taxes                                                        582
    Notes payable                                                      9,306
                                                 --------              -----

Total current liabilities                          87,174             48,219

  Related party liabilities:
    Accounts payable                                2,800
    Notes payable                                  21,619             34,800
                                                   ------             ------

Total related party liabilities                    24,419             34,800

Long term debt:
    Debentures payable                             65,000            128,000
    Unamortized discount                          (6,500)           (12,800)
    Notes payable                                  26,665
                                                   ------             ------

Total long term debt                               85,165            115,200
                                                   ------            -------

Total Liabilities                                 196,758            198,219


Stockholders' equity
  Common stock, $.001 par value; 150,000,000
  shares authorized; 64,388,376 shares issued
  and outstanding September 30, 1995               64,388             61,238
  Additional paid in capital                      269,046            218,296
  Retained earnings                                21,511           (40,043)
                                                   ------            --------

Total Stockholders' Equity                        354,945            239,491
                                                  -------            -------

Total Liabilities and Stockholders' Equity       $551,703           $437,710

                UNAUDITED - See accountant's compilation report

                             LOCH EXPLORATION, INC
                               INCOME STATEMENT
             For the nine months ended September 30, 1995 and 1994

                                                 1995               1994
Revenue:
  Lease operating                              $4,102             $7,441
  Compressor Lease                             29,876             33,376
  Oil and gas sales                           143,068            148,837
  Sale of assets                              124,500
                                              -------            -------

Total revenue                                 301,546            189,654

Costs and expenses:
  Cost of assets sold                          46,602
  Lease operating                              78,302             91,217
  General and administrative                   63,731             59,598
  Depletion and depreciation                   22,528              7,611
  Interest                                     11,541             16,198
                                               ------             ------

Total costs and expenses                      222,704            174,624
                                              -------            -------

Income (loss) before taxes                     78,842             15,030

Income tax                                    (14,172)                 0
                                              --------                 -

Net income                                    $64,670            $15,030

Net income (loss) per common
  and common equivalent share                 $0.0010            $0.0002

Weighted average number of
  shares outstanding                       61,099,614         61,030,232


                UNAUDITED - See accountant's compilation report

                            LOCH EXPLORATION, INC.
                               INCOME STATEMENT
            For the three months ended September 30, 1995 and 1994

                                                 1995               1994
Revenue:
  Lease operating                              $1,700             $2,366
  Compressor lease                              9,092             12,592
  Oil and gas sales                            31,462             71,661
  Oil lease sales                             124,500
                                              -------            -------

Total revenue                                 166,754             86,619

Costs and expenses:
  Cost of assets sold                          46,602
  Lease operating expense                      16,223             49,620
  General and administrative                   22,400             20,459
  Depletion and depreciation                    6,540              2,737
  Interest                                      3,840              6,998
                                                -----              -----

Total costs and expenses                       95,605             79,814
                                               ------             ------

Income (loss) before taxes                     71,149              6,805

Income taxes                                   14,172                  0
                                               ------                  -

Net income (loss)                              56,977              6,805

Net income (loss) per common
  and common equivalent share                 $0.0009            $0.0001

Weighted average number of
  shares outstanding                       64,388,376         61,099,614

                UNAUDITED - See accountant's compilation report

                            LOCH EXPLORATION, INC.
                       STATEMENT OF STOCKHOLDERS' EQUITY
                   For the year ended December 31, 1994 and
               the nine months ended September 30, 1995 and 1994

                                    Shares of
                                       common                     Additional       Retained
                                        stock        Common          paid in       earnings
                                       issued         stock          capital      (deficit)

Balance December 31, 1993          60,960,851       $60,961          $56,035      ($55,075)
Treasury stock traded for
  property                                                           150,000
Stock issued to related parties
  in repayment of loans and
  interest                            277,525           277            9,461
Net income, September 30, 1994                                                      15,030
                                      -------       -------          -------        ------


Balance September 30, 1994         61,238,376        61,238          215,496       (40,045)
Stock issued to retire debt,
  1993 A debentures                 3,150,000         3,150           53,550
Net loss, December 31, 1994                                                         (3,114)
                                      -------       -------          -------        -------


Balance December 31, 1994          64,388,376        64,388          269,046       (43,159)
Net income, September 30, 1995                                                      64,670
                                      -------       -------          -------        ------

Balance, September 30, 1995        64,388,376        64,388          269,046        21,511



                UNAUDITED - See accountant's compilation report

                             LOCH EXPLORATION, INC
                            STATEMENT OF CASH FLOWS
             For the nine months ended September 30, 1995 and 1994



                                                                  1995                 1994
Cash flows from operating activities:
  Net income (loss)                                            $64,670              $15,030
  Adjustments to reconcile net income (loss)
    to net cash flows from operating activities:
    Depletion, depreciation                                     22,528                7,611
    Interest converted to stock                                                       2,800
   (Increase) decrease in accounts receivable                 (195,587)             (42,497)
   (Decrease) increase in accounts payable                      68,060               28,530
   (Decrease) increase in taxes payable                                                 582
   (Decrease) increase in notes payable                         (6,844)
                                                                -------              ------
Net cash provided (used) by operating
  activities                                                   (47,173)              12,056

Cash flows from investing activities:
  Purchased property and equipment                                                  (12,506)
  Purchases oil and gas property                               (49,710)             (34,160)
  Sold oil and gas properties                                   98,352                6,977
                                                                ------                -----
Net cash provided (used) by investing
  activities                                                    48,642              (39,689)

Cash flows from financing activities:
  Advances from notes payable                                   31,000               12,500
  Repayment of notes payable                                   (18,126)              (3,194)
                                                               --------              -------
Net cash provided (used) by financing
  activities                                                    12,874                9,306
                                                                ------                -----

Net increase (decrease) in cash and
  equivalents                                                   14,343              (18,327)

Cash and equivalents, beginning                                 21,744               49,273
                                                                ------               ------

Cash and equivalents, ending                                    36,087               30,946

Supplemental cash flow information:
  Income tax paid                                                    0                    0
  Interest paid                                                  7,680                4,198

                UNAUDITED - See accountant's compilation report

Management's Discussion and Analysis of Financial Conditions and Results of
---------------------------------------------------------------------------
Operations:
-----------


Operations:
-----------

During the third quarter of 1995, the assets of the Company amounted to $551,703 showing an increase of $113,933 from the third quarter of 1994 assets. The increase is due to the Company's sale of three oil leases for $176,500 with the funds not received until after the close of the third quarter.


Revenues and Operating Expenses:
--------------------------------

Total revenue for the third quarter of 1995 was $166,754 compared to $86,619 for the third quarter of 1994, with 1995 third quarter net income of $56,977 compared to $6,805 in 1994 third quarter. The increase in income was primarily due to the sale of leases.

Part 11  -  Other Information


Item 6      Exhibits and Reports of Form 8-K
            --------------------------------

            (A)  Exhibits:             27  Financial Data Schedule
                 --------

            (B)  Reports on Form 8-K:
                 -------------------

            Date of report 10/13/95
            Item 2. Disposition of Assets

            On October 5, 1995, Loch Exploration, Inc. sold sixteen natural gas producing wells along with their respective oil and gas leases, located in Chautauqua and Cattaragus Counties, New York. The properties were sold to a corporation not affiliated with the Registrant for a total price of $124,500, which was paid at closing. The subject properties were acquired from a corporation not affiliated with the Registrant for a total purchase price of $29,668 which was paid at closing on May 31, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Loch Exploration, Inc.
                                              ----------------------



Date:  November 9, 1995                       Glenn L. Loch, President