Form 10-K
period 1995-12-31
LOCH EXPLORATION INC
filed 1996-04-15
CIK 313041

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934. FOR THE TRANSITION PERIOD FROM ___________________ TO _____________________


                         COMMISSION FILE NUMBER 0-9129

                             LOCH EXPLORATION, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            TEXAS                                        75-1657943
- -------------------------------                -------------------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER IDENTIFICATION
INCORPORATION OR ORGANIZATION)                           OR NUMBER)


414 E. ELM,  GAINESVILLE, TEXAS                            76240
- ----------------------------------------             -----------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE:  (817) 668-1271

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                        NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                 ON WHICH REGISTERED
     -------------------                ---------------------
COMMON STOCK, ($0.001 PAR VALUE)                NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORT REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS) AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

YES  X                       NO
   ------                      ------

AT MARCH 1, 1996, THE AGGREGATE VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES WAS APPROXIMATELY $843,090.

AT MARCH 1, 1996, THERE WERE 64,388,802 SHARES OF $.001 PAR VALUE COMMON STOCK OUTSTANDING.

 DOCUMENTS INCORPORATED BY REFERENCE:  TWO

                             LOCH EXPLORATION, INC.

                           ANNUAL REPORT ON FORM 10-K

                                     INDEX

SECURITIES AND EXCHANGE COMMISSION
ITEM NUMBER AND DESCRIPTION                                       PAGE
- ---------------------------                                       ----

                                     PART I

ITEM 1.   BUSINESS..............................................    4

ITEM 2.   PROPERTIES............................................    9

ITEM 3.   LEGAL PROCEEDINGS.....................................   14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...   14


                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS...................................   14

ITEM 6.   SELECTED FINANCIAL DATA...............................   15

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...................   16

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA............   16

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE..................................   16


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....   17

ITEM 11.  EXECUTIVE COMPENSATION................................   18

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT........................................   18

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........   20

                            PART IV AND SIGNATURES

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
          REPORTS ON FORM 8-K...................................   21

          SIGNATURES............................................   22

          INDEPENDENT AUDITORS' REPORT..........................  F-1

          BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994.......  F-2

          STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
          DECEMBER 31, 1995, 1994 AND 1993......................  F-4

          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993..  F-5

          STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
          DECEMBER 31, 1995, 1994, AND 1993.....................  F-6

          NOTES TO FINANCIAL STATEMENTS.........................  F-7

                                    PART I

ITEM 1.  BUSINESS

HISTORY

The Corporation was incorporated under Texas law on June 5, 1979 to engage generally in the oil and gas business. Its offices and phone number are 414 E. Elm Street, Gainesville, Texas 76240, (817) 668-1271.

DESCRIPTION OF BUSINESS

Since its formation, the Corporation has engaged in exploration for and development of oil and gas reserves, primarily onshore in the Northeastern and Southwestern area of the United States. To a lesser extent, the Corporation has also acquired and sold oil and gas properties.

In December, 1992, the Board of Directors approved a Private Placement Memorandum, The Loch Exploration, Inc. 1993 A 12% Secured Convertible Debenture, in the maximum amount of $350,000. There were seventy (70) units available for private sale, each unit being comprised of a $5,000 debenture along with 25,000 shares of the Company's Common Stock. The minimum placement was 10 units. At the close of the offering on October 31, 1993, subscriptions for 25.6 Units ($128,000) had been received.

The funds raised were used for acquiring producing oil and gas properties through public auctions as well as privately negotiated transactions.

The 1993-A 12% Secured Convertible Debentures are payable on or before May 1, 1999. Interest only will be payable during the first three years at 12% per annum of the first on each month, continuing through May 1, 1996, with the unpaid principal balance being payable in 36 equal consecutive monthly installments, plus interest, commencing June 1, 1996 through May 1, 1999. The Units are secured by first mortgage covering the Corporation's interest in the producing oil and gas properties acquired with the net proceeds from this Placement. The debenture holders have the option, exercisable only during May or June of 1996, to convert the unpaid principal balance of their Debentures into their pro rata portion of 75% of the Corporation's interest in the producing oil and gas properties which secure payment of the Debentures. The Debentures are convertible in multiples of $1,000 at holder's option at $.025 per Share in 1st year, $.035 per Share in 2nd year, $.05 per Share in 3rd year and thereafter at greater of $.05 per Share or average of "bid/asked" price during prior 20 day trading period.

On November 1, 1994, $63,000 in debentures were converted into Loch Exploration, Inc. common stock at a one-time conversion price of $.02 per share. In addition to lowering the conversion price to $.02 per share, the Board of Directors approved the continuation of the monthly interest payments on these converted Debentures for one year after the conversion date of November 1, 1994.

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

COMPETITION

Significant competition exists for the acquisition of producing oil and gas properties and undeveloped leases. Many of the Company's competitors have greater financial capabilities and more sophisticated means for in-house evaluation than the Company possesses. The principal means of competition for oil and gas properties is the amount and terms of the consideration offered.
The oil and gas exploration and development industry has been highly competitive, particularly with respect to the acquisition of desirable undeveloped oil and gas leases. However, due to the deterioration in prices the demand for oil and gas leases has dropped significantly. Competitors include the major oil companies, independent oil and gas concerns and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of the Company. In time of high drilling activity, exploration for and production of oil and gas may be affected by availability of the equipment and supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and all of its drilling is conducted by third parties. The demand for drilling rigs and equipment has declined sharply due to the decline in the number of oil and gas wells being drilled. This has led to a decline in prices being paid to drillers. The principal means of competition in oil and gas exploration and development are product availability and price. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with such companies, many of which have greater financial resources and larger technical staffs.

REGULATION

The production and sale of oil and gas is regulated by various state and federal authorities.

STATE REGULATION OF OIL AND GAS PRODUCTION. The State of Texas and other states in which the Company conducts oil and gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states, including Texas, regulate the rate of production and may establish maximum daily production allowable from both oil and gas wells on a market demand or conservation basis. As a result of recent domestic crude oil shortages, producers have been permitted to produce 100% of allowable daily production on the basis of market demand since mid-1972; however, production continues to be regulated for conservation purposes.

ENVIRONMENTAL REGULATIONS. The Company's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control. The existence of such regulations has had no material effect on the Company's individual operations and the cost of such compliance has not been material to date. It is anticipated that compliance with federal, state and local laws, rules and regulations regulating the discharge of material will not significantly effect upon the capital expenditures, earnings or competitive position of the Company.

OIL PRICE REGULATION. Historically, regulatory policy affecting crude oil pricing was derived for the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

GAS PRICE REGULATION. The Natural Gas Act of 1938 (the "NA") regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 (the"NGPA") regulates the maximum selling prices of certain categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price sellings prescribed by the NGPA.

On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was ended. The Decontrol Act amends the NGPA to remove as of July 27, 1989 both price and non-price controls from natural gas not subject to a first sale contract in affect on July 26, 1989. The Decontrol Act also provided for the phasing out of all price regulation under the NGPA by January 1, 1993. The FERC is currently considering the promulgation of regulations pertaining to the Decontrol Act but has taken no action to date other than to propose such new rules. The Company is unable to predict the consequences of the Decontrol Act on its operations.

EMPLOYEES

The Registrant presently has one full-time officer. In addition, the Registrant employs consultants from time-to-time to assist it in acquiring and evaluating oil and gas properties. Pursuant to industry practice, the Registrant expects it will pay its consultants a retainer and a cash and/or overriding bonus on properties which prove productive which were brought to the Registrant's attention by one or more such consultants.


ITEM 2.  PROPERTIES

(A)  PHYSICAL FACILITIES
     -------------------

The Company's executive and administrative offices are located at 414 E. Elm, Gainesville, Texas 76240, telephone 817-668-1271. The Company's offices, consisting of approximately 1,000 square feet are leased on a monthly basis at a rate of $562 per month. It is expected that this office space will serve the Company's needs adequately for the foreseeable future.

(B)  OIL AND GAS DRILLING ACTIVITIES
     -------------------------------
     None

(C)  OIL AND GAS PROPERTIES
     ----------------------

The Following information is provided pursuant to Item 102 of Regulation S-K. All of the Registrant's reserves are located in the United States. The Registrant has no interests in oil and gas applicable to long-term supply or similar agreements with foreign governments or authorities in which the Registrant acts as producer of and share of revenues from the reserves of investors accounted for by the equity method, and hence, no information pertaining to those categories is presented herein.

As of December 31, 1995 the Registrant owned an aggregate of 16,718 gross (3,877 net) acres of developed oil and gas leases.

The oil and gas properties in which the Registrant owns an interest are held under oil and gas leases negotiated directly with private mineral owners. The leases were generally for a specific primary term, such as five years, and so long thereafter as oil or gas is produced in paying quantities. The leases generally reserve a royalty of 12-1/2% to the mineral owner and require a payment of up to $1 per acre per year as rentals to retain the lease during the primary term. Some of the leases held by the Registrant were also subject to overriding royalty burdens reserved by various predecessors-in- title and geologists.

The Registrant paid $7,688 in rental costs on oil and gas leases for 1995.

The estimated net proved and proved developed reserves of oil and gas, together with the estimated future net revenue of those reserves, and present value of estimated future net revenue attributable to those reserves as set forth in the following tables have been estimated as of December 31, 1995, by an in-house petroleum engineer.


OIL AND GAS RESERVES
- --------------------
The following table sets forth the estimated net quantities of proved and proved developed oil and gas reserves as of December 31, 1995, 1994 and 1993.

 FISCAL YEAR                                      PROVED DEVELOPED
    ENDING          PROVED RESERVES (1)           RESERVES (2, 3)
 DECEMBER 31,      OIL (BBLS)  GAS (MCF)       OIL (BBLS)  GAS (MCF)
- --------------     ----------------------      ----------------------
     1995             33,540    586,469           33,540    586,469
     1994             27,505    523,922           27,505    523,922
     1993             18,261    243,148           18,261    243,148

(1) For purposes of all tabular information included in Item 2, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.

(2) For purposes of all tabular information included in Item 2, proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.

(3) Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE
- ---------------------------------------------
The following table sets forth information as to the present value of estimated future net revenues of proved reserves and proved developed reserves attributable to the Registrant as of December 31, 1995, 1994 and 1993. Present Value of future net revenues for the years shown below were computed by applying current contract prices of oil and gas to estimated future production of proved oil and gas revenues after deducting production taxes, direct lease operating expenses and ad valorem taxes, discounted by 10% per year, in accordance with Securities and Exchange Commission rules and regulations.

                                   1995          1994          1993
                                 --------      --------      --------
 Present value of estimated
   future net revenues
   from proved reserves:
     Developed                   $518,940      $456,659      $220,076
     Developed and undeveloped    518,940       456,659       220,076

The Registrant has a gas sales contract with U.S. Gypsum Company which expires on 30 days written notice by either party. The Registrant has no long-term oil contracts. The Registrant would not be adversely affected by loss of the U.S. Gypsum Company contract.

OIL AND GAS RESERVE ESTIMATES FILED
- -----------------------------------
No reserve reports pertaining to the Registrant's proved or proved developed reserve estimates were filed by the Registrant with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

NET QUANTITIES OF OIL AND GAS PRODUCED FOR LAST FISCAL YEAR
- -----------------------------------------------------------
The following table sets forth information as to quantities of oil and gas produced, net to the Registrant's interest, for the years ended December 31, 1995, 1994 and 1993.

   FISCAL YEAR ENDING            OIL PRODUCED   GAS PRODUCED
      DECEMBER 31,               (BBLS)   (1)   (MCF)    (2)
- ---------------------            ------------   ------------
          1995                        4,504         36,936
          1994                        4,200         39,276
          1993                          665         13,951

(1) Includes production that is owned by the Registrant and produced to its interest, less royalties and production due others.

(2) Includes only marketable production of a gas on an "as sold" basis. Recovered gas-lift gas and reproduced gas may not be included until sold.

AVERAGE SALES PRICES AND PRODUCTION COSTS
- -----------------------------------------
The following table sets forth information as to the average sales price (including transfers) per unit of oil or gas produced and the average production cost (lifting cost) per unit of production for the last fiscal years ended December 31, 1995, 1994 and 1993.

                                            1995       1994        1993
                                           -------    -------     -------
AVERAGE SALES PRICE:
     Oil $/Bbls                             $17.00     $15.00      $15.00
     Gas $/MCF                              $ 2.50     $ 2.05      $ 2.55

AVERAGE PRODUCTION COSTS:
     Oil $/Bbls                             $11.58     $ 8.34      $ 7.56
     Gas $/MCF                              $ 1.93     $ 1.39      $ 1.26

(1) Production (lifting) costs do not include depreciation, depletion, and amortization of capitalized acquisitions, exploration, and development costs, and indirect management costs.

GROSS AND NET PRODUCTIVE OIL AND GAS WELLS AND DEVELOPED ACRES
- --------------------------------------------------------------
The following table sets forth, as of December 31, 1995, the Registrant's interest in productive oil and gas wells and developed acres:

              DEVELOPED ACRES (4)    PRODUCTIVE WELLS (1)
              -------------------    ---------------------
              GROSS (2)   NET (3)    GROSS (2)     NET (3)
              -------------------    ---------------------
                                     Oil   Gas   Oil   Gas
                                     ---   ---   ---   ---
               16,718     3,877       66    53   2.8    19
               ------     -----       --    --   ---    --

The Registrant's interests in oil and gas wells are all operated by third party operators. Information as to multiple completions is not available to the Registrant.

(1) Includes producing wells and wells capable of production. One or more completions in the same bore hole are counted as one well.

(2) A gross well or acre is a well or acre in which a working interest is owned.

(3) A net well or acre is deemed to exist when the sum of fractional ownership working interests in gross wells or acres equals one. The number of net wells or acres is the sum of the fractional working interests owned in gross wells of acres expressed as whole numbers and fractions thereof.

(4)  Includes acres spaced or assignable to productive wells.

UNDEVELOPED ACREAGE AS OF DECEMBER 31, 1995
- -------------------------------------------
     4632 acres

PRODUCTIVE AND DRY EXPLORATORY AND DEVELOPMENT WELLS
- ----------------------------------------------------
The following table sets forth the number of gross and net productive and dry development wells drilled in which the Registrant had an interest in each fiscal year indicated below:

                                 FISCAL YEAR ENDED DECEMBER 31, 1995
                                 -----------------------------------
Gross Wells                             Exp               Dev
                                        ---               ---
Drilled (1):                             0                 0
   Productive (2):                       0                 0
   Dry Holes (3):                        0                 0

Total Net Wells
Drilled (1):                             0                 0
   Productive (2):                       0                 0
   Dry Holes (3):                        0                 0

(1) Refers to the number of wells (holes) completed any time during the fiscal year regardless of when drilling was initiated.

(2) A productive well is an exploratory or a development well that is not a dry hole.

(3) A dry well (hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(D)  NET OIL AND GAS PRODUCTION
     --------------------------
     Same as (C)

(E)  UNIT SALES PRICE AND PRODUCTION COST
     ------------------------------------
     Same as (C)

(F)  RESERVES
     --------
     Same as (C)

(G)  GAS COMPRESSION EQUIPMENT
     -------------------------
     The Company owns two (2) gas compressors. The compressors are currently servicing wells in Palo Pinto and Parker Counties, Texas which are operated by Spindletop Oil & Gas Co. and are covered by written lease agreements between the Company and Spindletop Oil & Gas Co. The current monthly rental payable to the Company under the terms of the rental agreements is $3,064.00 less maintenance costs. The Company and Spindletop Oil & Gas Co. are brother-sister companies as defined by the Internal Revenue Service Code. Paul E. Cash is a substantial working interest owner in the above described wells and is also the majority shareholder of Spindletop Oil & Gas Co.


ITEM 3.  LEGAL PROCEEDINGS

The Registrant knows of no material pending legal proceedings to the subject and no such proceedings are known to the Registrant to be contemplated by governmental authorities.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY
         HOLDER MATTERS

The Company's Common Stock is traded in the over-the-counter market, and at various times has been listed in the "OTC Bulletin Board". The following table sets forth the range of high and low bid quotations as reported by security dealers, do not include retail mark-up, mark-down or commission, and do not necessarily represent actual transactions.

                                    BID PRICE
                               ------------------
                               High           Low
                               ----           ---
1995
    1st Quarter                 .03           .03
    2nd Quarter                 .03           .03
    3rd Quarter                 .03           .03
    4th Quarter                 .03           .03
1994
    1st Quarter                 .03           .03
    2nd Quarter                 .03           .03
    3rd Quarter                 .03           .03
    4th Quarter                 .03           .03
1993
    1st Quarter                 .02           .02
    2nd Quarter                 .02           .02
    3rd Quarter                 .02           .02
    4th Quarter                 .02           .02

The Company has not paid cash dividends on shares of its common stock since its inception and does not anticipate the payment of cash dividends on its Common Stock in the foreseeable future. It is expected that any earnings which may be generated from operations would be used to finance the growth of the Company. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by the Company's Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial data for the five years ended December 31, 1995 and is qualified in its entirety by the more detailed financial statements included in this report and should be read in conjunction with such financial statements, the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.

                                      YEAR ENDED DECEMBER 31,1994
                         -----------------------------------------------------
                           1995       1994       1993       1992       1991
                         ---------  ---------  ---------  ---------  ---------
Total Revenues            $327,075   $222,723  $ 97,808   $ 97,910    $103,068
Net Earnings (Loss)         42,970      1,674   (30,256)   (10,195)      3,900
Net Earnings (Loss)
 per Common Share                -          -         -          -           -

Total Assets               426,808    393,115   221,531    114,582      93,559
Long-Term Obligations       59,911     60,882   115,200          -           -
Cash Dividends per
 Common Share                  -0-        -0-       -0-        -0-         -0-


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

LIQUIDITY AND CAPITAL RESOURCES

The Company plans to invest funds in capital assets necessary to the growth of its oil and gas exploration and related activities. The funding of these expenditures is planned from equity offerings, cash flow, bank borrowings, debenture sales, joint ventures and limited partnerships and it is the Company's intent to continue the use of all these capital sources in future periods.

RESULTS OF OPERATIONS

1995 COMPARED TO 1994
- ---------------------

Total revenues for 1995 were $327,075 as compared to $222,723 in 1994, primarily due to the gain on sale of oil and gas properties totaling approximately $95,000. Costs and expenses have increased from $221,049 in 1994 to $284,105 in 1995. This increase was due to general administration and lease operating expenses.

1994 COMPARED TO 1993
- ---------------------

Total revenues for 1994 were $222,723 as compared to $97,808 in 1993, primarily as the result of a full year of revenues generated by production related to reserves acquired during 1993. Costs and expenses have increased from $128,064 in 1993 to $221,049 in 1994. This increase was due to depletion, depreciation, and lease operating expenses.

1993 COMPARED TO 1992
- ---------------------

Total revenues for 1993 were $97,808 as compared to $97,910 in 1992. Costs and expenses have increased from $108,105 in 1992 to $128,064 in 1993. This increase was due to depletion, depreciation, general administration, and lease operating expenses.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The audited financial statements and schedules are included on pages F-1 through F-15.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

In January 1996, the Company's Board of Directors accepted the resignation of Rigler, Hess & Rohmer, P.C., Certified Public Accountants and named Farmer, Fuqua, Hunt & Munselle, P.C., Certified Public Accountants as the Company's new independent auditors.

There were no disagreements with Rigler, Hess & Rohmer, P.C. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of Loch and certain information concerning each of them are set forth in the following table:

NAME                  AGE           POSITION
- ----                  ---           --------

Glenn L. Loch          60           President, Chief Executive Officer,
                                    Treasurer and Director
Paul E. Cash           63           Vice President, Secretary and
                                    Director
K. Paul Cash           39           Vice President, Assistant Secretary
                                    and Director

GLENN L. LOCH graduated from the Louisiana State University with a B.S. degree in Petroleum Engineering in 1960. He has served as President of the Company from June 1979 through March 1989 and from January 1, 1990 to present. For more than five years preceding 1979, he served as president of Loch & Tracy Engineering Company, and Vice President of Scientific Petroleum, Inc. He is past Chairman of Texas Chapter, A.P.I. and received the Meritorious Service Award for the A.P.I. in 1968. He is past mayor of Gainesville, Texas, and was a member of the Governor's State Manpower Board.

PAUL E. CASH is a graduate of The University of Texas (B.B.A. Accounting) and is a Certified Public Accountant. He has been active in the oil and gas industry for over 20 years, during which time he has served as financial officer of two publicly owned companies, Texas Gas Producing Co., and Landa Oil Co., and also served as president of publicly owned Continental American Royalty Co., Aledo Oil & Gas Co., Prairie States Energy Co., Spindletop Oil & Gas Co., and Double River Oil & Gas Co. During the last 10 years, Mr. Cash has also been an officer and part owner of a large number of private oil and gas companies and partnerships, including EnnTex Oil & Gas Co. and Spindletop Oil & Gas Co. He is currently serving as President and a Director of Spindletop Oil & Gas Co., and is an officer and director of Double River Oil & Gas Co. and Loch Exploration, Inc. Mr. Cash was formerly the Mayor of Sunnyvale, Texas.

K. PAUL CASH is a geologist and received his degree in geology from the University of Texas at Arlington in 1981. He has been serving as Vice President and Director of Spindletop Oil & Gas Co. since 1993. Prior to 1993, he had been a Director and President of Daltex Oil & Gas Co., a privately held company for more than ten years.

FAMILY RELATIONSHIPS

K. Paul Cash is the son of Paul E. Cash.

DIRECTORSHIP

Glenn Loch, director of the Registrant is not a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended ("1934 Act"). No Director of the Registrant is subject to the requirements of Section 15(d) of the Act or any company registered as an investment company under the Investment Company Act of 1940. Paul E. Cash is a director of other companies with a class of Securities Registered pursuant to Section 12 of the 1934 Act as shown: officer/director of Spindletop Oil & Gas Co., and officer/director of Double River Oil & Gas Co.

POTENTIAL CONFLICTS OF INTEREST

Both Paul E. Cash and K. Paul Cash, officers and directors of the Company are actively involved in the management of other companies, and are owners of rental equipment and personally invest in oil and gas properties. In some instances, business opportunities in the oil and gas industry known to them or developed by them may be offered first to other companies or individuals, and the Registrant may not be able to participate in such ventures.


ITEM 11.  EXECUTIVE COMPENSATION

The Company had no director or officer, nor group of directors and officers whose aggregate renumeration exceeded $60,000 during twelve (12) months ended December 31, 1995.

The Company is not a party to any employment contract, nor does it have any pension, profit sharing, bonuses, stock option plan or royalty pools in effect or under consideration. Such plans may be adopted in the future if deemed in the best interest of the Company by its Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The following table sets forth the ownership of the Company's Common Stock $.001 par value per share as of February 1, 1996, by (i) each director of the Company,
(ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, and (iii) information as to the shares beneficially owned by all directors and officers of the Company as a group.

                                                         PERCENT
NAME AND ADDRESS OF          AMOUNT AND NATURE OF          OF
 BENEFICIAL OWNER            BENEFICIAL OWNERSHIP         CLASS
- -------------------          --------------------        -------
Glenn L. Loch
414 E. Elm                       785,325 shares
Gainesville, Texas 76240       (direct ownership)           1.22%
Paul Cash
9319 LBJ FRWY. #205             34,920,229 shares
Dallas, TX  75243              (direct ownership)          54.23%
K. Paul Cash
9319 LBJ FRWY. #205              507,936 shares             0.79%
Dallas, TX  75243              (direct ownership)
Sonel Companies, Inc. (1)
414 E. Elm                     9,439,987 shares(2)
Gainsville, TX  76240          (direct ownership)          14.66%

(1) Glenn Loch, officer and director of the registrant, owns 50% of Sonel Companies, Inc.

All officers & Directors as    45,653,477 shares           71%
 a group (3 persons)           (includes direct and
                               indirect holdings through
                               Sonel Companies, Inc.)

The Registrant knows of no contractual arrangements which might at a subsequent date result in a change in control of the Registrant.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 24, 1994, Mr. Paul E. Cash purchased 35,310,000 shares of Loch Exploration, Inc. common stock from Double River Oil & Gas Co. There was no change of control of the Company since Mr. Cash was the majority owner of Double River Oil & Gas Co., at the time of the exchange.

The Company serves as its own stock transfer agent, and charges a fee of $5.00 per new certificate issued for such services. Computer services and records of such shareholder transactions are furnished and maintained by Spindletop Oil & Gas Co. Spindletop charges a fee to the Company for such services, which approximate the $5.00 stock transfer fee. Paul E Cash is president and a director of Spindletop, and owns in excess of 80% of the common stock of Spindletop.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

     The following documents are filed as a part of this report.

     Financial Statements (included herein at Pages F-1 through  F-16

     Report of Independent Certified Public Accountants.

     Balance Sheets - December 31, 1995 and 1994................  F-2

     Statements of Operations for the years ended December 31, 1995,
     1994 and 1993..............................................  F-4

     Statements of Stockholders' Equity for the years ended December 31,
     1995, 1994 and 1993........................................  F-5

     Statements of Cash Flows for the years ended December 31, 1995,
     1994 and 1993..............................................  F-6

     Notes to Financial Statements..............................  F-7

Reports on Form 8-K

A report on Form 8-K was filed on February 24, 1994, a copy of which is attached.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           LOCH EXPLORATION, INC.



                                           By  Glenn L. Loch
                                             -----------------------------------
                                               Glenn L. Loch
                                               President


Dated: April 10, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

NAME                     TITLE                      DATE
- ----                     -----                      ----


    Glenn L. Loch        President, Chief           April 10, 1996
- -----------------------  Executive Officer,
    Glenn L. Loch        Treasurer and Director



    Paul E. Cash         Vice President,            April 10, 1996
- -----------------------  Secretary and Director
    Paul E. Cash



    K. Paul Cash         Vice President,            April 10, 1996
- -----------------------  Assistant Secretary
    K. Paul Cash         and Director

                             LOCH EXPLORATION, INC.
                  Index to Financial Statements and Schedules

                                                            Page
                                                          ---------

Independent Auditors' Report                                    F-1

Balance Sheets - December 31, 1995 and 1994               F-2 - F-3

Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993                              F-4

Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1995, 1994 and 1993          F-5

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993                              F-6

Notes to Financial Statements                                   F-7



All schedules have been omitted because they are not applicable, not required, or the information has been supplied in the financial statements or notes thereto.

        [FARMER, FUQUA, HUNT & MUNSELLE, P.C. LETTERHEAD APPEARS HERE]


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors
Loch Exploration, Inc.

We have audited the accompanying balance sheets of Loch Exploration, Inc. (a Texas Corporation) as of December 31, 1995 and 1994, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1995, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loch Exploration, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years ended December 31, 1995, 1994 and 1993, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        /s/ Farmer, Fuqua, Hunt & Munselle, P.C.

Dallas, Texas
April 3, 1996

                            LOCH EXPLORATION, INC.
                                Balance Sheets
                                 December 31,

                                     ASSETS

                                                            1995       1994
                                                         ----------  --------

CURRENT ASSETS
 Cash                                                     $139,285   $ 14,764
 Trade accounts receivable                                  14,304     21,038
 Accounts receivable, related parties                       27,795     40,356
                                                          --------   --------

   Total current assets                                    181,384     76,158

PROPERTY AND EQUIPMENT - AT COST
 Oil and gas properties (full cost method)                 250,567    299,938
 Equipment                                                  72,391     71,891
                                                          --------   --------

                                                           322,958    371,829
Accumulated depreciation, depletion and amortization       (77,534)   (54,872)
                                                          --------   --------

                                                           245,424    316,957
                                                          --------   --------

                                                          $426,808   $393,115
                                                          ========   ========


        The accompanying notes are an integral part of these statements.

                            LOCH EXPLORATION, INC.
                         Balance Sheets - (Continued)
                                 December 31,


                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            1995       1994
                                                         ----------  --------

CURRENT LIABILITIES
 Current portion of long-term debt                       $ 33,428   $  6,844
 Notes payable, related parties                               ---     34,800
 Accounts payable and accrued liabilities                  11,681     19,114
 Accounts payable, related parties                         10,143      2,800
                                                         --------   --------

   Total current liabilities                               55,252     63,558

LONG-TERM DEBT, less current portion                       59,911     60,882

SHAREHOLDERS' EQUITY
 Common stock, $.001 par value; 150,000,000
  shares authorized; 64,388,802 and 64,388,376
  shares issued and outstanding at December 31, 1995
  and 1994, respectively                                   64,388     64,388
 Additional paid-in capital                               269,046    269,046
 Accumulated deficit                                      (21,789)   (64,759)
                                                         --------   --------

                                                          311,645    268,675
                                                         --------   --------

                                                         $426,808   $393,115
                                                         ========   ========


        The accompanying notes are an integral part of these statements.

                            LOCH EXPLORATION, INC.
                           Statements of Operations
                           Years Ended December 31,

                                   1995         1994          1993
                               -----------  -----------  ------------

Revenues
 Oil and gas revenues          $   179,524  $   172,860  $    52,875
 Equipment rental                   35,118       40,304       41,568
 Revenue from lease
  operations                         9,909        9,559        2,087
 Interest income                       712          ---          ---
 Gain on sale of oil and gas
  property                          94,832          ---          ---
 Other                               6,980          ---        1,278
                               -----------  -----------  -----------

                                   327,075      222,723       97,808
                               -----------  -----------  -----------

Expenses
 Lease operations                  141,708       91,738       33,970
 Depreciation, depletion and
  amortization                      22,662       30,058       10,698
 General and administrative        101,415       79,571       77,978
 Interest expense                   18,320       19,682        5,418
                               -----------  -----------  -----------

                                   284,105      221,049      128,064
                               -----------  -----------  -----------

NET EARNINGS (LOSS)            $    42,970  $     1,674  $   (30,256)
                               ===========  ===========  ===========

Net earnings (loss) per
 share of common stock         $       ---  $       ---  $       ---
                               ===========  ===========  ===========

Weighted average shares
 outstanding                    64,388,589   61,385,564   60,960,789
                               ===========  ===========  ===========


        The accompanying notes are an integral part of these statements.

                            LOCH EXPLORATION, INC.
                 Statements of Changes in Shareholders' Equity
                 Years Ended December 31, 1995, 1994, and 1993


                                          Common Stock      Additional                   Treaasury Stock
                                      --------------------    Paid-in    Accumulated   -------------------
                                        Shares     Amount     Capital     Deficit        Shares     Amount       Total
                                      ----------  --------   ---------   -----------   ------------  ------     --------

Balance, January 1, 1993              60,960,726   $60,961    $ 43,235    $(36,177)            ---   $  ---     $ 68,019

Stock issued to prior shareholders           125       ---         ---         ---             ---      ---          ---

Treasury stock contributed by
  shareholders                               ---       ---         ---         ---         640,000      ---          ---

Treasury stock sold                          ---       ---      12,800         ---        (640,000)     ---       12,800

Net loss                                     ---       ---         ---     (30,256)            ---      ---      (30,256)
                                      ----------  --------   ---------   ---------     -----------   ------     --------

Balance, December 31, 1993            60,960,851    60,961      56,035     (66,433)            ---      ---       50,563

Stock issued in satisfaction of
  payable to a related party             277,525       277       9,461         ---             ---      ---        9,738

Treasury stock contributed by
  shareholders                               ---       ---         ---         ---       2,500,000      ---          ---

Treasury stock issued to acquire
  oil and gas property                       ---       ---     150,000         ---      (2,500,000)     ---      150,000

Stock issued to retire debentures      3,150,000     3,150      53,550         ---             ---      ---       56,700

Net earnings                                 ---       ---         ---       1,674             ---      ---        1,674
                                      ----------  --------   ---------   ---------     -----------   ------     --------

Balance December 31, 1994             64,388,376    64,388     269,046     (64,759)            ---      ---      268,675

Common stock issued to former
  shareholders                               426       ---         ---         ---             ---      ---          ---

Net earnings                                 ---       ---         ---      42,970             ---      ---       42,970
                                      ----------  --------   ---------   ---------     -----------   ------     --------

Balance December 31, 1995             64,388,802   $64,388    $269,046    $(21,789)    $       ---   $  ---     $311,645
                                      ==========  ========   =========   =========     ===========   ======     ========



        The accompanying notes are an integral part of these statements.

                             LOCH EXPLORATION, INC
                           Statements of Cash Flows
                           Years Ended December 31,

                                                        1995       1994       1993
                                                     ----------  ---------  ---------

Cash flows from operating activities
 Net earnings (loss)                                  $ 42,970   $  1,674   $(30,256)
 Reconciliation of net earnings (loss) to net cash
   provided (used) by operating activities
  Depreciation, depletion and amortization              23,611     31,011     12,128
  Gain on sale of oil and gas property                 (94,832)       ---        ---
  (Increase) decrease in accounts receivable            19,295    (40,069)    (2,415)
  Increase (decrease) in accounts payable                  (90)     9,313     (1,962)
                                                      --------   --------   --------

Net cash provided (used) by operating activities        (9,046)     1,929    (22,505)

Cash flows from investing activities
 Purchase of oil and gas properties                    (32,047)   (38,046)   (80,708)
 Purchase of property and equipment                       (500)   (12,506)       ---
 Proceeds from sale of oil and gas properties          176,250      7,595      6,250
                                                      --------   --------   --------

Net cash provided (used) by investing activities       143,703    (42,957)   (74,458)

Cash flows from financing activities
 Repayment of debt                                     (41,136)       ---        ---
 Proceeds from borrowings                               31,000      6,844        ---
 Proceeds from related party borrowings                    ---      2,800      9,738
 Proceeds from sale of debentures                          ---        ---    128,000
                                                      --------   --------   --------

Net cash provided (used) by financing activities       (10,136)     9,644    137,738
                                                      --------   --------   --------

Increase (decrease) in cash                            124,521    (31,384)    40,775

Cash at beginning of period                             14,764     46,148      5,373
                                                      --------   --------   --------

Cash at end of period                                 $139,285   $ 14,764   $ 46,148
                                                      ========   ========   ========


        The accompanying notes are an integral part of these statements.

                             LOCH EXPLORATION, INC
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1995, 1994 and 1993


NOTE 1 -  ORGANIZATION AND NATURE OF OPERATIONS

Organization
- ------------

Loch Exploration, Inc. (the Company) was originally organized under the laws of the State of Texas, on June 5, 1979.

The Company filed for Chapter 11 bankruptcy in April 1989, and was reorganized in connection with its Plan of Reorganization (the Plan), effective November 17, 1989. In connection with the Plan, approximately 3,500,000 shares of the Company's common stock are expected to be issued to the Company's former shareholders, to be exchanged as follows: one share of the Company's $.001 par value common stock for each eight shares of the Company's pre-reorganization common stock. As of December 31, 1995, 1994 and 1993, 3,391,152, 3,390,726, and
3,390,726 and shares, respectively, have been issued to former shareholders in connection with the Plan.

Nature of Operations
- --------------------

The Company is engaged in the exploration for and development of oil and gas reserves, primarily in the Northeastern and Southwestern United States. To a lesser extent, the Company also acquires and sells oil and gas properties.


NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Oil and Gas Properties
- ----------------------

The Company follows the full cost method of accounting for its oil and gas exploration and development activities. Under this method, the Company capitalizes leasehold acquisition, exploration (including unsuccessful exploration) and development costs into one cost center. If unamortized costs within the cost center exceed the cost center ceiling, as defined, the excess will be charged to expense during the year in which the excess occurs.

Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated provided reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. All of the Company's oil and gas properties are located within the continental United States.

Gains and losses on sales of oil and gas properties are treated as adjustments of capitalized costs. Gains or losses on sales of property and equipment, other than oil and gas properties, are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

Oil and Gas Properties - Continued
- ----------------------------------

Costs of oil and gas properties including leases are periodically evaluated by management and losses are recognized if a property becomes impaired or the net value of the capitalized cost center exceeds the present value of discounted future net cash flows.

Property and Equipment
- ----------------------

Depreciation is provided in amounts sufficient to relate to the cost of depreciable assets to operations over their estimated service lives (5 to 15 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

Statement of Cash Flows
- -----------------------

The Company does not consider any of its assets to meet the definition of a cash equivalent.

Income Taxes
- ------------

The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse. These temporary differences primarily relate to depreciation, depletion and intangible drilling costs.

Use of Estimates
- ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 3 -  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                               1995      1994
                                             --------  --------

  Trade accounts payable                      $ 8,469   $18,505
  Accrued sales and payroll taxes               2,925       609
  Accrued interest                                287       ---
                                              -------   -------

                                              $11,681   $19,114
                                              =======   =======

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 4 - LONG-TERM DEBT

                                                                    1995       1994
                                                                   -------   --------

12% debentures, interest only payable in monthly installments through May 1, 1996, principal and interest payable in 36
monthly installments, beginning April 1, 1996, collateralized by a first mortgage on the Company's interests in certain
oil and gas properties, net of unamortized discount of $3,169
and $4,120 at December 31, 1995 and 1994, respectively             $61,831   $60,882

Note payable to a bank, with interest at 11%,payable in
monthly installments of principal and interest of $1,445
through July 1997, guaranteed by a shareholder                      25,428       ---

Notes payable to banks, bearing interest at rates ranging from
9.5% to 11%, collateralized by equipment with an original
cost of $50,000, payable in monthly installments of $902
through July 1996                                                    6,080     6,844
                                                                   -------  --------
                                                                    93,339    67,726
Less current portion                                                33,428     6,844
                                                                   -------  --------

                                                                   $59,911   $60,882
                                                                   =======  ========

The debentures are convertible into shares of the Company's common stock, in multiples of $1,000, at the holder's option, at the rate of $.025 per share in the first year, $.035 per share in the second year, $.05 per share in the third year, and, thereafter, at the greater of $.05 per share or the average of the bid/asked price of the Company's common stock during the prior 20 day trading period. In 1994, the Company's Board of Directors approved a one-time, lowered conversion price of $.02 per share, and approved the continuation of interest payments on the converted debentures, for one year after the conversion date of November 1, 1994. On November 1, 1994, debentures totaling $56,700, net of the related unamortized discount, were converted into 3,150,000 shares of the Company's common stock, at the lowered conversion price of $.02 per share.

Future maturities of long-term debt are as follows:

        Year ended
        December 31,              Amount
        ------------              -------

           1996                   $33,428
           1997                    29,717
           1998                    22,169
           1999                     8,025
           2000                      ---
        Thereafter                   ---
                                  -------

                                  $93,339
                                  =======

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 5 -  SHAREHOLDERS' EQUITY

In connection with a private placement offering (the Offering) of its debentures in May 1993, the Company acquired 640,000 shares of its $.001 par value common stock as treasury stock by donation from two shareholders. The shares were sold in units with the debentures in the Offering, with a minimum unit consisting of $5,000 debentures and 25,000 shares of the Company's $.001 par value common stock. The Company recorded $12,800 as additional paid-in capital in accordance with the private placement memorandum, and a discount of an equal amount was recorded with respect to the debentures. The discount is being amortized over the life of the debentures.

During 1994, two of the Company's shareholders contributed 2,500,000 shares of the Company's common stock back to the Company. This treasury stock was issued by the Company to a third party, in exchange for an oil and gas property, in a transaction recorded at $150,000, based on the estimated fair value of the assets acquired.


NOTE 6 -  INCOME TAXES

There was no income tax expense recorded in 1995 or 1994, due to the availability of a nonconventional source fuel credit, which eliminated any federal income taxes. This credit is available to the extent of the current year tax liability, and is not available for carryover to future years.

Deferred taxes have not been provided because temporary differences between book and taxable income are not significant.


NOTE 7 -  RELATED PARTY TRANSACTIONS

In June 1993, the Company entered into an agreement with a wholly-owned subsidiary of Spindletop Oil & Gas Co. (Spindletop), a related party, whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any properties acquired under the terms of this agreement are to be acquired by initial assignment to Spindletop. Spindletop has agreed to provide the Company with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are borne by the Company and Spindletop in the same proportions as their respective ownership interests. Spindletop serves as administrator for the properties acquired in connection with this agreement, and is entitled to an overhead reimbursement for properties for which it serves as operator. This agreement had an initial term of six months, and continues month-to-month, thereafter, until cancelled by either party. No properties were acquired in connection with this agreement during 1995. During 1994 and 1993, the Company acquired interests in approximately seven and 78 properties, respectively, with total costs of approximately $7,000 and $81,000, respectively, in connection with this agreement.

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 7 -  RELATED PARTY TRANSACTIONS - CONTINUED

At December 31, 1994, the Company had notes payable to Spindletop, totaling $34,800, consisting of a promissory note in the amount of $14,800, and an 8% convertible promissory note in the amount of $20,000. The first promissory note bore interest at 8% per annum, due quarterly, beginning April 1, 1993. The second promissory note had an interest rate of 8% per annum and was due and payable on December 31, 1997. Interest on the second note was due annually, payable in cash or common stock of the Company at the request of either the holder or the Company, at valuation rates detailed in the note. The first such interest payment was due December 31, 1993. The accrued interest on both notes, in the amount of $2,800, that was due and payable on December 31, 1993, was converted to 70,000 shares of the Company's $.001 par value common stock on May 25, 1994. Both notes were repaid in 1995.

The Company leases its compressors to Spindletop. During the years ended December 1995, 1994 and 1993, Spindletop paid the Company approximately $35,000, $40,000, and $42,000, respectively, under the lease agreements for the compressors.

The Company operates an oil and gas partnership drilling program, Loch Exploration, Inc. 1980A, for which it makes commitments, pays expenses and collects an operating fee.


NOTE 8 -  CASH FLOW INFORMATION

The Company paid approximately $17,000, $19,000, and $2,000 for interest in 1995, 1994 and 1993, respectively.

Excluded from the Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                              1995     1994     1993
                                            --------  --------  -------

Discount on debentures                      $  ---    $  ---    $12,800
Exchange of related party payable for
  common stock                                 ---       9,738     ---
Conversion of debentures to common stock       ---      56,700     ---
Acquisition of oil and gas property in
 exchange for stock                            ---     150,000     ---


NOTE 9 -  EARNINGS PER SHARE

Earnings per common share is based on the weighted average number of shares outstanding during each year.

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 10 -  CONCENTRATIONS OF CREDIT RISK

Accounts receivable as of December 31, 1995 and 1994 are primarily from oil and gas operators, including Spindletop, related to the Company's interests in oil and gas wells, and its compressor leases.


NOTE 11 -  COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities on a month to month basis. Total rent expense incurred was approximately $7,800, $7,100 and $7,600 in 1995, 1994 and 1993, respectively.


NOTE 12 - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 1995, 1994 and 1993 follows.

                                                  Year Ended December 31,
                                             ---------------------------------
                                               1995         1994        1993
                                             ---------    --------    --------

Capitalized costs relating to oil and
  gas producing activities:
   Unproved properties                       $   ---      $  ---      $  ---
   Proved properties                           250,567     299,571     119,487
                                              --------    --------    --------

   Total capitalized costs                     250,567     299,571     119,487
   Accumulated amortization                    (52,266)    (36,165)    (11,480)
                                              --------    --------    --------

                                              $198,301    $263,406    $108,007
                                              ========    ========    ========

Costs incurred in oil and gas property
  acquisition, exploration and development:

   Acquisition of properties                  $ 32,047    $188,046    $ 80,708
   Exploration costs                             ---         ---         ---
   Development costs                             ---         ---         ---
                                              --------    --------   ---------

                                              $ 32,047    $188,046    $ 80,708
                                              ========    ========   =========

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 12 - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION - CONTINUED

                                                  Year Ended December 31,
                                             ---------------------------------
                                               1995         1994        1993
                                             ---------    --------    --------

Results of operations from producing
  activities:

   Sales of oil and gas                      $179,524     $172,860     $52,875
                                             --------     --------     -------

   Production costs                           123,708       89,814      22,639
   Amortization of oil and gas properties      16,101       24,685       5,498
                                             --------     --------     -------
                                              139,809      114,499      28,137
                                             --------     --------     -------

                                             $ 39,715     $ 58,361     $24,738
                                             ========     ========     =======

Sales price per equivalent Mcf               $   2.81     $   2.68     $  2.95
                                             ========     ========     =======
Production cost per equivalent Mcf           $   1.93     $   1.39     $  1.26
                                             ========     ========     =======
Amortization per equivalent Mcf              $    .25     $    .38     $   .31
                                             ========     ========     =======

In October 1995, the Company sold, for $124,500, its interests in 16 natural gas producing properties. These properties had been acquired in May 1995 for approximately $30,000. The full cost method of accounting requires that sales of oil and gas properties shall be accounted for as adjustments of capitalized costs, unless such adjustments would significantly, alter the relationship between capitalized costs and proved reserves attributable to a cost center.
Due to the significance of the effect of this sale on the relationship between capitalized costs and proved reserves, a gain was recognized in the sale in the 1995 statement of operations.


NOTE 13 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                Charged Directly to Expense
                                             ---------------------------------
                                               1995         1994        1993
                                             ---------    --------    --------

Maintenance and Repairs                       $ 1,300     $ 3,760      $1,866

Production taxes                               11,669      11,235       3,437

Taxes, other than payroll and income taxes      3,189         664       2,370


NOTE 14 - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and gas reserves as of December 31, 1995, 1994 and 1993 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 14 - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - CONTINUED

and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. The following reserve data represents estimates only and should not be construed as being exact. Moreover, the present values should not be construed as the current market value of the Company's oil and gas reserves or the costs that would be incurred to obtain equivalent reserves.

Changes in Estimated Quantities of Proved Oil and Gas Reserves

                                           Oil            Gas
                                           Blbs           Mcf
                                          ------        -------

Proved reserves:
- ----------------
BALANCE DECEMBER 31, 1992                    ---        133,459
Acquired properties                       18,926        111,414
Revisions of previous estimates              ---         12,226
Production                                  (665)       (13,951)
                                          ------        -------
BALANCE DECEMBER 31, 1993                 18,261        243,148
Acquired properties                          935          9,096
Revisions of previous estimates           12,509        310,954
Production                                (4,200)       (39,276)
                                          ------        -------
BALANCE DECEMBER 31, 1994                 27,505        523,922
Sales of reserves in place                (2,253)       (29,087)
Revisions of previous estimates           12,792        128,570
Production                                (4,504)       (36,936)
                                          ------        -------
BALANCE DECEMBER 31, 1995                 33,540        586,469
                                          ======        =======
Proved Developed Reserves:
- --------------------------
Balance December 31, 1993                 18,261        243,148
Balance December 31, 1994                 27,505        523,922
Balance December 31, 1995                 33,540        586,469


          Standardized Measure of Discounted Future Net Cash Flows and
            Changes Therein Relating to Proved Oil and Gas Reserves
                                  (Unaudited)

The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable

                             LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1995, 1994 and 1993


NOTE 14 - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - CONTINUED

          Standardized Measure of Discounted Future Net Cash Flows and
            Changes Therein Relating to Proved Oil and Gas Reserves
                            (Unaudited) - Continued

reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

Future net cash flows were computed using the contract price, which was not escalated. Future production includes operating costs and taxes. No deduction has been made for interest, general corporate overhead, depreciation or amortization. The annual discount of estimated future net cash flows is defined, for use herein, as future cash flows discounted at 10% per year, over the expected period of realization.

                                                             December 31,
                                                 -----------------------------------
                                                    1995         1994        1993
                                                 ----------   ----------   ---------

Standardized Measures of Discounted Future
  Net Cash Flows:

Future production revenue                        $1,854,400   $1,584,014   $ 781,342
Future production and development costs            (880,592)    (793,225)   (460,388)
                                                 ----------   ----------   ---------

Future net cash flows before Federal
  income tax                                        973,808      790,789     320,954
Future Federal income tax                          (243,452)    (198,306)    (48,143)
                                                 ----------   ----------   ---------
Future net cash flows                               730,356      592,483     272,811
Effect of discounting 10% per year                 (211,416)    (135,824)    (52,735)
                                                 ----------   ----------   ---------

                                                 $  518,940   $  456,659   $ 220,076
                                                 ==========   ==========   =========

Change Relating to the Standardized Measures of Discounted Future Net Cash Flows:

Beginning balance                                $  456,659   $  220,076   $  66,763
Oil and gas sales, net of production costs          (55,816)     (83,046)    (30,326)
Net change in prices, net of production costs        14,030       (1,717)      2,693
Purchase of reserves in place                           ---       13,133     174,727
Sales of reserves in place                          (33,652)         ---         ---
Revisions of quantity estimates                     244,206      359,060      14,414
Accretion of discount                                45,666       22,008       6,676
Net change in income taxes                          (26,857)     (96,687)    (26,766)
Other                                              (125,296)      23,832      11,895
                                                 ----------   ----------   ---------

                                                 $  518,940   $  456,659   $ 220,076
                                                 ==========   ==========   =========

                                      F-15