Form 10-Q
period 1996-03-31
LOCH EXPLORATION INC
filed 1996-05-14
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996               Commission File # 0-9129


                             LOCH EXPLORATION, INC.
             (Exact Name of Registrant as Specified in its Charter)


               TEXAS                                        75-1657943
(State or other jurisdiction of                          (I.R.S. Employer
Incorporation or Organization)                         Identification Number)


            414 E. Elm, Gainesville, Texas                76240
        (Address of principal executive offices)        (Zip Code)


                                 (817) 668-1271
              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15 (d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.


                             YES    X                            NO


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $.001 par value                            64,388,802
        (Title of Class)                       (Number of shares Outstanding
                                                on March 31, 1996

                             Rigler, Hess and Rohmer
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                  (817)665-0738





                         ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of March 31, 1996 and December 31, 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the three months ended March 31, 1996 and 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Rigler, Hess and Rohmer
A Professional Corporation
Certified Public Accountants


May 10, 1996

Part I  Financial information
Item I. Financial statements


                            LOCH EXPLORATION, INC.
                                 Balance Sheets
                   As of March 31, 1996 and December 31, 1995


                                                           1996          1995
                                                        ---------     ---------

ASSETS
Current assets
       Cash                                             $ 124,771     $ 139,285
       Trade accounts receivable                           16,396        14,304
       Accounts receivable, related parties                39,831        27,795
                                                        ---------     ---------

       Total current assets                               180,998       181,384


Property and equipment - at cost
       Oil and gas properties (full cost method)          250,567       250,567
       Equipment                                           72,391        72,391
       Accumulated depreciation and depletion             (83,201)      (77,534)
                                                        ---------     ---------

       Total property and equipment                       239,757       245,424
                                                        ---------     ---------


Total assets                                            $ 420,755     $ 426,808
                                                        =========     =========





                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                   As of March 31, 1996 and December 31, 1995


                                                            1996         1995
                                                         ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
       Accounts payable and accrued liabilities          $  12,336    $  11,681
       Accounts payable, related parties                    13,140       10,143
       Current portion of long term debt                    37,132       33,428
                                                         ---------    ---------

       Total current liabilities                            62,608       55,252


Long term debt, less current portion                        48,966       59,911
                                                         ---------    ---------


Total liabilities                                          111,574      115,163


Shareholders' equity
       Common stock, $.001 par value; 150,000,000
       shares authorized;  64,388,802 and 64,388,376
       shares issued and outstanding at March 31, 1996
       and December 31, 1995                                64,388       64,388
       Additional paid in capital                          269,046      269,046
       Retained earnings                                   (24,253)     (21,789)
                                                         ---------    ---------

       Total shareholders' equity                          309,181      311,645
                                                         ---------    ---------


Total liabilities and shareholders' equity               $ 420,755    $ 426,808
                                                         =========    =========




                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
               For the three months ended March 31, 1996 and 1995


                                                     1996            1995
                                                ------------    ------------
Revenues
       Oil and gas revenue                      $     43,124    $     48,111
       Equipment rental                                7,530           9,342
       Revenue from lease operations                    --               975
       Interest income                                 1,053            --
                                                ------------    ------------

                                                      51,707          58,428


Expenses
       Lease operations                               19,800          16,745
       Depreciation and depletion                      5,667           7,994
       General and administrative                     25,770          17,661
       Interest expense                                2,934           3,861
                                                ------------    ------------

                                                      54,171          46,261
                                                ------------    ------------

Net earnings (loss) before taxes                $    (2,464)   $     12,167

Income taxes                                            --              --
                                                ------------    ------------

Net earnings (loss)                             $    (2,464)   $     12,167
                                                ============    ============

Net earnings (loss) per share of common stock           --              --
                                                ============    ============

Weighted average shares outstanding               64,388,802      64,388,376
                                                ============    ============





                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                  Statements of Changes in Shareholders' Equity
                 For the years ended December 31, 1995 and 1994
               and the three months ended March 31, 1996 and 1995


                                                          Additional  Retained
                                       Common Stock         Paid in   Earnings
                                  ----------------------
                                     Shares      Amount     Capital   (Deficit)
                                  ------------  --------  -----------  --------

Balance, January 1, 1994           60,960,851   $60,961      $56,035   ($66,433)

Stock issued in satisfaction
 of payable to a related party        277,525       277        9,461         -

Treasury stock contributed by
 shareholders                      (2,500,000)        -             -        -

Treasury stock issued to
 acquire oil and gas property       2,500,000         -      150,000         -

Stock issued to retire debentures   3,150,000     3,150       53,550         -

Net earnings                                -        -             -      1,674
                                  -----------   -------    ----------   --------

Balance December 31, 1994         64,388,376     64,388      269,046    (64,759)

Net earnings March 31, 1995                -         -             -     12,167

Common stock issued to former
       shareholders                      426         -             -        -

Net earnings April 1 to
 December 31, 1995                        -          -             -     30,803
                                  -----------   -------      ---------  --------

Balance December 31, 1995         64,388,802     64,388      269,046    (21,789)

Net earnings(loss) March 31,
 1996                                     -          -             -     (2,464)
                                  ----------    -------     ---------  --------

Balance March 31, 1996            64,388,802    $64,388     $269,046   ($24,253)
                                  ==========    =======     ========= =========




                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
               For the three months ended March 31, 1996 and 1995


                                                             1996        1995
                                                         ---------    ---------
Cash flows from operating activities
 Net earnings (loss) .................................   ($  2,464)   $  12,167
 Reconciliation of net earnings (loss) to net cash
 provided (used) by operating activities:
 Depreciation and depletion ..........................       5,667        7,994
 (Increase) decrease in accounts receivable ..........     (14,128)      (7,285)
 Increase (decrease) in accounts payable .............       3,652       (4,249)
                                                         ---------    ---------

Net cash provided (used) by operating activities .....      (7,273)       8,627

Cash flows from investing activities
 Purchased leaseholds and workovers ..................        --         (7,722)
                                                         ---------    ---------

Net cash provided (used) by investing activities .....        --         (7,722)

Cash flows from financing activities
 Repayment of debt ...................................      (7,241)      (2,463)
                                                         ---------    ---------

Net cash provided (used) by financing activities .....      (7,241)      (2,463)
                                                         ---------    ---------

Increase (decrease) in cash ..........................     (14,514)      (1,558)

Cash at beginning of period ..........................     139,285       14,764
                                                         ---------    ---------

Cash at end of period ................................   $ 124,771    $  13,206
                                                         =========    =========



Supplemental cash flow information:
 Income tax paid .....................................   $       0    $       0
 Interest paid .......................................       2,959        3,861
                                                         =========    =========





                 Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and Results of Operations:


During the first quarter of 1996, the assets of the Company amounted to $420,755 showing a growth increase of $2,357 from the first quarter 1995 assets.



Revenues and Operating Expenses:


Total revenue for the first quarter of 1996 was $51,707 compared to $58,428 for the first quarter of 1995, with the 1996 first quarter net loss of $2,464 compared to a net earnings of $8,604 in the 1995 first quarter. This decrease in revenue is primarily due to a 1995 sale of oil properties. The decrease in net earnings is due to the decrease in revenue and to a temporary increase in general and administrative expenses.

Part II - Other Information


Item 6
    Exhibits and Reports on Form 8-K:

     (A) Exhibits
         27 Financial Data Schedule

     (B) Reports on Form 8-K
         Date of report 05/10/96

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       Loch Exploration, Inc.


                                                       Glenn L. Loch
                                                       -------------
Date:  May 10, 1996                                    Glenn L. Loch
                                                       President