Form 10-Q
period 1996-06-30
LOCH EXPLORATION INC
filed 1996-08-13
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

 For Quarter Ended June 30, 1996             Commission File # 0-9129


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


            YES X                                      NO


 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock - $.001 par value                  64,388,802
       (Title of Class)                 (Number of shares Outstanding
                                             on August 1, 1996)

                             Rigler, Hess and Rohmer
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                  (817)665-0738





                       ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of June 30, 1996 and December 31, 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the six months ended June 30, 1996 and 1995, and the related statements of operations for the three months ended June 30, 1996 and June 30, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Rigler, Hess and Rohmer
A Professional Corporation
Certified Public Accountants


August 7, 1996

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                    As of June 30, 1996 and December 31, 1995


                                                           1996          1995
                                                       ---------      ---------
ASSETS
Current assets
  Cash                                                 $  29,538      $ 139,285
  Trade accounts receivable                               16,783         14,304
  Accounts receivable, related parties                    34,383         27,795
  Marketable securities                                  100,000           --
                                                       ---------      ---------

  Total current assets                                   180,704        181,384


Property and equipment - at cost
  Oil and gas properties (full cost method)              250,567        250,567
  Equipment                                               72,391         72,391
  Accumulated depreciation and depletion                 (88,868)       (77,534)
                                                       ---------      ---------

  Total property and equipment                           234,090        245,424
                                                       ---------      ---------


Total assets                                           $ 414,794      $ 426,808
                                                       =========      =========



                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                    As of June 30, 1996 and December 31, 1995



                                                           1996          1995
                                                        ---------     ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities              $  10,411     $  11,681
  Accounts payable, related parties                        18,135        10,143
  Current portion of long term debt                        35,132        33,428
                                                        ---------     ---------

       Total current liabilities                           63,678        55,252


Long term debt, less current portion                       44,534        59,911
                                                        ---------     ---------


Total liabilities                                         108,212       115,163


Shareholders' equity
  Common stock,$.001 par value;150,000,000
  shares authorized;64,388,802 and 64,388,376
  shares issued and outstanding at June 30, 1996
  and December 31, 1995                                    64,388        64,388
  Additional paid in capital                              269,046       269,046
  Retained earnings                                       (26,852)      (21,789)
                                                        ---------     ---------

  Total shareholders' equity                              306,582       311,645
                                                        ---------     ---------


Total liabilities and shareholders' equity              $ 414,794     $ 426,808
                                                        =========     =========



                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
                 For the six months ended June 30, 1996 and 1995



                                                          1996           1995
                                                    ------------   ------------
Revenues
  Oil and gas revenue                               $     96,631   $    111,606
  Equipment rental                                        15,060         20,784
  Revenue from lease operations                             --            2,402
  Reimbursements                                           6,000           --
  Interest income                                          1,591           --
                                                    ------------   ------------

                                                         119,282         134,792


Expenses
  Lease operations                                        55,477         62,079
  Depreciation and depletion                              11,334         15,988
  General and administrative                              52,001         41,941
  Interest expense                                         5,533          7,701
                                                    ------------   ------------

                                                         124,345        127,709
                                                    ------------   ------------

Net earnings (loss) before taxes                    ($     5,063)  $      7,083

Income taxes                                                --             --
                                                    ------------   ------------

Net earnings (loss)                                 ($     5,063)  $      7,083
                                                    ============   ============

Net earnings (loss) per share of common stock               --             --
                                                    ============   ============

Weighted average shares outstanding                   64,388,802     61,030,232
                                                    ============   ============



                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
                For the three months ended June 30, 1996 and 1995


                                                         1996            1995
                                                   ------------    ------------
Revenues
  Oil and gas revenue                              $     53,507    $     63,495
  Equipment rental                                        7,530          10,392
  Revenue from lease operations                            --             1,427
  Reimbursements                                          6,000            --
  Interest income                                           538            --
                                                   ------------    ------------

                                                         67,575          75,314


Expenses
  Lease operations                                       35,678          44,284
  Depreciation and depletion                              5,667           7,994
  General and administrative                             26,231          24,280
  Interest expense                                        2,598           3,840
                                                   ------------    ------------

                                                         70,174          80,398
                                                   ------------    ------------

Net earnings (loss) before taxes                   ($     2,599)   ($     5,084)

Income taxes                                               --              --
                                                   ------------    ------------

Net earnings (loss)                                ($     2,599)   ($     5,084)
                                                   ============    ============

Net earnings (loss) per share of common stock              --              --
                                                   ============    ============

Weighted average shares outstanding                  64,388,802      61,099,614
                                                   ============    ============




                 Unaudited - see accountants' compilation report

                           LOCH EXPLORATION, INC.
                  Statements of Changes in Shareholders' Equity
                    For the year ended December 31, 1995 and
                 and the six months ended June 30, 1996 and 1995


                                                        Additional    Retained
                                  Common Stock          Paid in       Earnings
                           --------------------------
                               Shares        Amount      Capital      (Deficit)
                           -------------   ----------   ----------   -----------

Balance January 1,1995        64,388,376   $   64,388   $  269,046   ($  64,759)

Net earnings June 30,1995           --           --           --          7,083

Common stock issued to
 former shareholders                 426         --           --           --

Net earnings July 1 to
 December 31, 1995                  --           --           --         35,887
                              ----------   ----------   ----------   ----------

Balance December 31, 1995     64,388,802       64,388      269,046      (21,789)

Net earnings(loss)
 June 30, 1996                      --           --           --         (5,063)
                              ----------   ----------   ----------   ----------

Balance June 30, 1996         64,388,802   $   64,388   $  269,046   ($  26,852)
                              ==========   ==========   ==========   ==========




                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
                 For the six months ended June 30, 1996 and 1995


                                                            1996         1995
                                                         ---------    ---------
Cash flows from operating activities
  Net earnings (loss)                                    ($  5,063)   $   7,083
  Reconciliation of net earnings (loss) to net cash
   provided (used) by operating activities:
  Depreciation and depletion                                11,334       15,988
  (Increase) decrease in accounts receivable                (9,067)     (45,829)
  Increase (decrease) in accounts payable                    6,722       27,020
  Increase (decrease) in taxes payable                        --            352
                                                         ---------    ---------

Net cash provided (used) by operating activities             3,926        4,614

Cash flows from investing activities
  Purchased marketable securities                         (100,000)        --
  Purchased leaseholds and workovers                          --        (46,602)
                                                         ---------    ---------

Net cash provided (used) by investing activities          (100,000)     (46,602)

Cash flows from financing activities
  Advances of debt                                            --         31,000
  Repayment of debt                                        (13,673)      (4,239)
                                                         ---------    ---------

Net cash provided (used) by financing activities           (13,673)      26,761
                                                         ---------    ---------

Increase (decrease) in cash                               (109,747)     (15,227)

Cash at beginning of period                                139,285       21,744
                                                         ---------    ---------

Cash at end of period                                    $  29,538    $   6,517
                                                         =========    =========



Supplemental cash flow information:
       Income tax paid                                   $       0    $       0
       Interest paid                                         5,820        3,840
                                                         =========    =========


                 Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and Results of Operations:


During the second quarter of 1996, the assets of the Company amounted to $414,794 showing a decrease of $59,365 from the second quarter 1995 assets. This decrease is primarily due to the Company's sale of oil and gas producing properties during the second quarter 1995 and the decrease in accounts receivable in the second quarter 1996.



Revenues and Operating Expenses:


Total revenue for the second quarter of 1996 was $67,575 compared to $75,314 for the second quarter of 1995, with a 1996 second quarter net loss of $2,599 compared to a net loss of $5,084 in the 1995 second quarter. The decrease in revenue is primarily due to a decrease in oil and gas and equipment rental revenues. The increase in net earnings is due to the decrease in lease operations.

Part 11 - Other Information


Item 6
  Exhibits and Reports on Form 8-K:
  ---------------------------------

  (A) Exhibits-
        27 Financial Data Schedule

  (B) Reports on Form 8-K-
        None

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    Loch Exploration, Inc.



Date:  August 7, 1996                            s/ Glenn L. Loch, President
                                                    ------------------------
                                                    Glenn L. Loch, President