Form 10-Q
period 1996-09-30
LOCH EXPLORATION INC
filed 1996-11-12
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996              Commission File # 0-9129


                             LOCH EXPLORATION, INC.
             (Exact Name of Registrant as Specified in its Charter)


            TEXAS                                         75-1657943
(State or other jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                      Identification Number)


414 E. Elm, Gainesville, Texas                              76240
Address of principal executive offices)                  (Zip Code)


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


         YES    X                                    NO


Indicate the number os shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock - $.001 par value                           64,388,802
         (Title of Class)                      (Number of shares Outstanding
                                                 on September 30, 1996)

                             Rigler, Hess and Rohmer
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                 (817) 665-0738



                         ACCOUNTANTS' COMPILATION REPORT


Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of September 30, 1996 and December 31, 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the nine months ended September 30, 1996 and 1995, and the related statements of operations for the three months ended September 30, 1996 and September 30, 1995, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Rigler, Hess and Rohmer
A Professional Corporation
Certified Public Accountants


November 7, 1996

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                 As of September 30, 1996 and December 31, 1995


                                                      1996        1995
                                                  ---------    ---------
ASSETS
Current assets
  Cash                                            $  17,718    $ 139,285
  Trade accounts receivable                          11,484       14,304
  Accounts receivable, related parties               28,729       27,795
  Marketable securities                             101,869         --
                                                  ---------    ---------
   Total current assets                             159,800      181,384
                                                  ---------    ---------


Property and equipment - at cost
  Oil and gas properties (full cost method)         250,567      250,567
  Equipment                                          72,391       72,391
  Accumulated depreciation and depletion            (94,535)     (77,534)
                                                  ---------    ---------
  Total property and equipment                      228,423      245,424
                                                  ---------    ---------


Total assets                                      $ 388,223    $ 426,808
                                                  =========    =========






                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                 As of September 30, 1996 and December 31, 1995


                                                       1996        1995
                                                    ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities          $   9,998    $  11,681
  Accounts payable, related parties                    14,484       10,143
  Current portion of long term debt                    32,220       33,428
                                                     ---------    ---------
  Total current liabilities                            56,702       55,252
                                                     ---------    ---------


Long term debt, less current portion                   38,399       59,911
                                                     ---------    ---------


Total liabilities                                      95,101      115,163


Shareholders' equity
  Common stock,$.001 par value;150,000,000
   shares authorized;64,388,802 and
   64,388,376 shares issued and outstanding
   at September 30, 1996 and December 31, 1995         64,388       64,388
  Additional paid in capital                          269,046      269,046
  Retained earnings                                   (40,312)     (21,789)
                                                     ---------     --------
  Total shareholders' equity                          293,122      311,645
                                                     ---------     --------


Total liabilities and shareholders' equity          $ 388,223    $ 426,808
                                                     =========    =========





                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
              For the nine months ended September 30, 1996 and 1995


                                                     1996           1995
                                                  ---------      ---------
Revenues
 Oil and gas revenue                              $ 135,157      $ 143,068
 Equipment rental                                    23,763         29,876
 Revenue from lease operations                          -            4,102
 Reimbursements                                       6,000            -
 Interest income                                      1,591            -
 Dividend income                                      1,869            -
 Sale of assets                                         -          124,500
                                                  ---------      ---------
                                                    168,380        301,546
                                                  ---------      ---------

Expenses
 Cost of assets sold                                    -           64,409
 Lease operations                                    84,157         60,495
 Depreciation and depletion                          17,001         22,528
 General and administrative                          77,552         63,731
 Interest expense                                     8,193         11,541
                                                   ---------      ---------
                                                    186,903        222,704
                                                   ---------      ---------
earnings (loss) before taxes                        (18,523)        78,842

Income taxes                                            -           14,172
                                                   ---------      ---------

Net earnings (loss)                               $ (18,523)      $ 64,670
                                                   =========      =========

Net earnings (loss) per share of common stock     $    -          $  -
                                                   =========      =========

Weighted average shares outstanding               64,388,802     61,099,614
                                                  ===========    ==========




                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
             For the three months ended September 30, 1996 and 1995


                                                       1996         1995
                                                    ---------    ---------
Revenues
 Oil and gas revenue                                $ 38,526     $  31,462
 Equipment rental                                      8,703         9,092
 Revenue from lease operations                           -           1,700
 Oil lease sales                                         -         124,500
 Dividend income                                       1,869           -
                                                    ---------    ---------
                                                      49,098       166,754
                                                    ---------    ---------


Expenses
 Cost of assets sold                                    -           46,602
 Lease operations                                     28,679        16,223
 Depreciation and depletion                            5,667         6,540
 General and administrative                           25,552        22,400
 Interest expense                                      2,660         3,840
                                                    ---------    ---------
                                                      62,558        95,605
                                                    ---------    ---------

Net earnings (loss) before taxes                     (13,460)       71,149

Income taxes                                             -          14,172
                                                    ---------    ---------

Net earnings (loss)                                 $(13,460)     $ 56,977
                                                    =========    =========

Net earnings (loss) per share of common stock       $    -        $    -
                                                    =========    =========

Weighted average shares outstanding                 64,388,802   64,388,376
                                                    ==========   ==========




    Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                  Statements of Changes in Shareholders' Equity
                    For the year ended December 31, 1995 and
                the nine months ended September 30, 1996 and 1995



                                         Common Stock     Additional  Retained
                                   ---------------------   Paid in    Earnings
                                     Shares       Amount    Capital   (Deficit)
                                   ----------   ---------  ---------  ---------

Balance January 1, 1995            64,388,376   $ 64,388   $269,046   $(64,759)

Net earnings September 30, 1995           -          -          -       64,670

Common stock issued to former
 shareholders                             426        -          -         -

Net earnings (loss) October 1 to
 December 31, 1995                        -          -          -      (21,700)
                                   ----------   --------   ---------   --------

Balance December 31, 1995          64,388,802     64,388    269,046    (21,789)

Net earnings(loss)
       September 30, 1996                 -          -          -      (18,523)
                                   ----------   --------   ---------  --------

Balance September 30, 1996         64,388,802   $ 64,388   $ 269,046  $(40,312)
                                   ==========   ========   =========  =========




                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
              For the nine months ended September 30, 1996 and 1995


                                                        1996         1995
                                                     ---------     ---------
Cash flows from operating activities
 Net earnings (loss)                                 $(18,523)     $ 64,670
 Reconciliation of net earnings (loss) to net
  cash provided (used) by operating activities:
 Depreciation and depletion                            17,001        22,528
 (Increase) decrease in accounts receivable             1,886      (195,587)
 Increase (decrease) in accounts payable                2,658        68,060
                                                     ---------     ---------
Net cash provided (used) by operating activities        3,022       (40,329)
                                                     ---------     ---------

Cash flows from investing activities
 Purchased marketable securities                     (101,869)          -
 Sale of leaseholds                                        -         98,352
 Purchased leaseholds and workovers                        -        (49,710)
                                                     ---------     ---------
Net cash provided (used) by investing activities     (101,869)       48,642
                                                     ---------     ---------

Cash flows from financing activities
 Advances of debt                                          -         31,000
 Repayment of debt                                    (22,720)      (24,970)
                                                     ---------     ---------
Net cash provided (used) by financing activities      (22,720)        6,030
                                                     ---------     ---------

Increase (decrease) in cash                          (121,567)       14,343

Cash at beginning of period                           139,285        21,744
                                                     ---------     ---------

Cash at end of period                                $ 17,718      $ 36,087
                                                     =========     =========



Supplemental cash flow information:
       Income tax paid                                $    -       $    -
       Interest paid                                    8,480         7,680
                                                     =========     =========





                 Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and Results of Operations:


During the third quarter of 1996, the assets of the Company amounted to $388,223 showing a decrease of $163,480 from the third quarter 1995 assets. This decrease is primarily due to the Company's repayment of debt.




Revenues and Operating Expenses:

Total revenue for the third quarter of 1996 was $49,098 compared to $166,754 for the third quarter of 1995, with a 1996 third quarter net loss of $13,460 compared to a net income of $56,977 in the 1995 third quarter. The decrease in total revenue and net income is due to sale of oil property during the third quarter of 1995. No oil property was sold during the third quarter of 1996.

Part 11 - Other Information


Item 6

  Exhibits and Reports on Form 8-K:
  ---------------------------------

  (A)   Exhibits
         27 Financial Data Schedule

  (B)   Reports on Form 8-K -
         None

                                   Signatures


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    Loch Exploration, Inc.



Date:  November 11, 1996                        s/ Glenn L. Loch, President
                                                   -------------------------
                                                   Glenn L. Loch, President