Form 10-K
period 1996-12-31
LOCH EXPLORATION INC
filed 1997-03-31
CIK 313041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.  For the transition period
         from                     to


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

                                                      Name of each exchange
     Title of each class                               on which registered
Common Stock, ($.01 Par Value)                                 None

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                     No
             -----                                     -----
At March 13, 1997, there were 1,288,951 shares of $.01 par value Common Stock outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             LOCH EXPLORATION, INC.

                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

Securities and Exchange Commission
Item Number and Description                                             Page

                                     Part I

ITEM 1.   Description of Business......................................   4

ITEM 2.   Properties...................................................   7

ITEM 3.   Legal Proceedings............................................  12

ITEM 4.   Submission of Matters to a Vote of Security Holders 12


                                     PART II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters..........................................  13

ITEM 6.   Selected Financial Data......................................  14



ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations..........................  14

ITEM 8.   Financial Statements and Supplemental Data...................  15

ITEM 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure.........................................  15


                                    Part III

ITEM 10.  Directors and Executive Officers of the Registrant............ 16

ITEM 11.  Executive Compensation.......................................  17

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management...............................................  17


ITEM 13.  Certain Relationships and Related Transactions...............  18

                             PART IV AND SIGNATURES



ITEM 14.  Exhibits, Financial Statements, Schedules, and
          Reports on Form 8-K...........................................19

         SIGNATURES.....................................................20

         INDEPENDENT AUDITORS' REPORT...................................F-1

         BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995................F-2

         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1996, 1995 AND 1994...............................F-4

         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994...........F-5

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1996, 1995, AND 1994..............................F-6

         NOTES TO FINANCIAL STATEMENTS..................................F-7

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

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

The 1993-A 12% Secured Convertible Debentures are payable on or before May 1, 1999. Interest only will be payable during the first three years at 12% per annum of the first on each month, continuing through May 1, 1996, with the unpaid principal balance being payable in 36 equal consecutive monthly installments, plus interest, commencing June 1, 1996 through May 1, 1999. The Units are secured by first mortgage covering the Corporation's interest in the producing oil and gas properties acquired with the net proceeds from this Placement. The debenture holders had the option, exercisable only during May or June of 1996, to convert the unpaid principal balance of their Debentures into their pro rata portion of 75% of the Corporation's interest in the producing oil and gas properties which secure payment of the Debentures. The Debentures are convertible in multiples of $1,000 at holder's option at $.025 per Share from June 1, 1993 to May 31, 1994, $.035 per Share from June 1, 1994 to May 31, 1995,
$.05 from June 1, 1995 to May 31, 1996, and thereafter at the greater of $2.50 per Share, after giving effect to the 50 to 1 reverse stock split discussed in
Item 5, or the average of "bid/asked" price during prior 20 day trading period.

On November 1, 1994, $63,000 in debentures were converted into Loch Exploration, Inc. common stock at a one-time conversion price of $.02 per share. In addition to lowering the conversion price to $.02 per share, the Board of Directors approved the continuation of the monthly interest payments on these converted Debentures for one year after the conversion date of November 1, 1994. On June 1, 1996, the company began the payments of the remaining $65,000 in debentures which were not converted into Loch Exploration, Inc. common stock, and on December 31, 1996, $51,894 remained to be paid on the principal.

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

ENVIRONMENTAL REGULATIONS. The Company's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control. The existence of such regulations has had no material effect on the Company's individual operations and the cost of such compliance has not been material to date. It is anticipated that compliance with federal, state and local laws, rules and regulations regulating the discharge of material will not significantly effect the capital expenditures, earnings or competitive position of the Company.

OIL PRICE REGULATION. Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestically produced crude oil by October 1, 1981. However, on January 28, 1981, President Reagan ordered the elimination of remaining federal controls on domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

GAS PRICE REGULATION. The Natural Gas Act of 1938 (the "NA") regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 (the"NGPA") regulates the maximum selling prices of certain categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

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



ITEM 2.  PROPERTIES

(A)  Physical Facilities
The Company's  executive and  administrative  offices are located at 414 E. Elm,
Gainesville, Texas 76240, telephone 817-668-1271. The Company's offices, consisting of approximately 1,000 square feet are leased on a monthly basis at a rate of $562 per month. It is expected that this office space will serve the Company's needs adequately for the foreseeable future.

(B)  Oil and Gas Drilling Activities
         None

(C)  Oil and Gas Properties
The Following information is provided pursuant to Item 102 of Regulation S-K. All of the Registrant's reserves are located in the United States. The Registrant has no interests in oil and gas applicable to long-term supply or similar agreements with foreign governments or authorities in which the Registrant acts as producer of and share of revenues from the reserves of investors accounted for by the equity method, and hence, no information pertaining to those categories is presented herein.

As of December 31, 1996 the Registrant owned an aggregate of 18,631 gross (3,670 net) acres of developed oil and gas leases.

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

The Registrant paid no rental costs on oil and gas leases for 1996.

The estimated net proved and proved developed reserves of oil and gas, together with the estimated future net revenue of those reserves, and present value of estimated future net revenue attributable to those reserves as set forth in the following tables have been estimated as of December 31, 1996, by an in-house petroleum engineer.

Oil and Gas Reserves
The following table sets forth the estimated net quantities of proved and proved developed oil and gas reserves as of December 31, 1996, 1995 and 1994.

         Fiscal Year                                   Proved Developed
           Ending          Proved Reserves (1)          Reserves (2, 3)
        December 31,      Oil (Bbls)  Gas (MCF)      Oil (Bbls)   Gas (MCF)
       ---------------    -------    ---------        --------    ----------
            1996           30,748     496,936          30,748     496,936

            1995           33,540     586,469          33,540     586,469

            1994           27,505     523,922          27,505     523,922


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

Present Value of Estimated Future Net Revenue
The following table sets forth information as to the present value of estimated future net revenues of proved reserves and proved developed reserves attributable to the Registrant as of December 31, 1996, 1995 and 1994. Present Value of future net revenues for the years shown below were computed by applying current contract prices of oil and gas to estimated future production of proved oil and gas revenues after deducting production taxes, direct lease operating expenses and ad valorem taxes, discounted by 10% per year, in accordance with Securities and Exchange Commission rules and regulations.

                                        1996         1995       1994
                                     ----------   ----------  ----------

Present value of estimated
 future net revenues
 from proved reserves:
Developed                          $   524,248   $  518,940   $  456,659

Developed and undeveloped              524,248      518,940      456,659


The Registrant has a gas sales contract with U.S. Gypsum Company which expires on 30 days written notice by either party. The Registrant has no long-term oil contracts. The Registrant would not be adversely affected by loss of the U.S. Gypsum Company contract.

Oil and Gas Reserve Estimates Filed
No reserve reports pertaining to the Registrant's proved or proved developed reserve estimates were filed by the Registrant with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

Net Quantities of Oil and Gas Produced for Last Fiscal Year The following table sets forth information as to quantities of oil and gas produced, net to the Registrant's interest, for the years ended December 31, 1996, 1995 and 1994.

  Fiscal Year Ending        Oil Produced        Gas Produced
     December 31,           (Bbls) (1)          (MCF) (2)
----------------------    -----------------  ------------------

       1996                     3,791              41,021

       1995                     4,504              36,936

       1994                     4,200              39,276









(1) Includes production that is owned by the Registrant and produced to its interest, less royalties and production due others.

(2) Includes only marketable production of a gas on an "as sold" basis. Recovered gas-lift gas and reproduced gas may not be included until sold.


Average Sales Prices and Production Costs
The following table sets forth information as to the average sales price (including transfers) per unit of oil or gas produced and the average production cost (lifting cost) per unit of production for the last fiscal years ended December 31, 1996, 1995 and 1994

Average Sales Price:               1996           1995            1994
                              ------------   --------------   ------------

     Oil $/Bbls               $     19.00    $       17.00    $     15.00

     Gas $/MCF                $      2.55    $        2.50    $      2.05


Average Production Costs:

     Oil $/Bbls               $     10.43    $       11.58    $      8.34

     Gas $/MCF                $      1.74    $        1.93    $      1.39


(1) Production (lifting) costs do not include depreciation, depletion, and amortization of capitalized acquisitions, exploration, and development costs, and indirect management costs.

Gross and Net productive Oil and Gas Wells and Developed Acres The following table sets forth, as of December 31, 1996, the Registrant's interest in productive oil and gas wells and developed acres:

             Developed Acres (4)                   Productive Wells (1)
            --------------------------------   --------------------------------
              Gross (2)          Net (3)         Gross (2)            Net (3)
            --------------    --------------   --------------    --------------

                                                Oil      Gas      Oil      Gas

               18,631            3,670           66       53      2.8      19
               ------            -----           --       --      ---      --



Some of the Registrant's interests in oil and gas wells are operated by third party operators. Information as to multiple completions is not available to the Registrant.

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

Undeveloped Acreage as of December 31, 1996
         4705 (gross)    2705 (net)

Productive and Dry Exploratory and Development Wells The following table sets forth the number of gross and net productive and dry development wells drilled in which the Registrant had an interest in each fiscal year indicated below:


                               Fiscal Year Ended December 31, 1996
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

(D)  Net Oil and Gas Production
         Same as (C)

(E)  Unit Sales Price and Production Cost
         Same as (C)

(F)  Reserves
         Same as (C)

(G)  Gas Compression Equipment
         The Company owns two (2) gas compressors. The compressors are currently servicing wells in Palo Pinto and Parker Counties, Texas which are operated by Spindletop Oil & Gas Co. and are covered by written lease agreements between the Company and Spindletop Oil & Gas Co. The current monthly rental payable to the Company under the terms of the rental agreements is $3,064.00 less maintenance costs. The Company and Spindletop Oil & Gas Co. are brother-sister companies as defined by the Internal Revenue Service Code. Paul E. Cash is a substantial working interest owner in the above described wells and is also the majority shareholder of Spindletop Oil & Gas Co.


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



                                            Bid Price
                                          -------------
                                          High      Low
                                          ----      ---

1996

         1st Quarter                       .03      .03

         2nd Quarter                       .03      .03

         3rd Quarter                       .02      .02

         4th Quarter                       .02      .02

1995

         1st Quarter                       .03      .03

         2nd Quarter                       .03      .03

         3rd Quarter                       .03      .03

         4th Quarter                       .03      .03

1994

         1st Quarter                       .03      .03

         2nd Quarter                       .03      .03

         3rd Quarter                       .03      .03

         4th Quarter                       .03      .03



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

A special shareholders meeting was held on February 25, 1997, during which the shareholders of Loch Exploration, Inc. voted in favor of a 50 to 1 reverse split of the company's common stock, to be effective at the close of business on February 28, 1997. In addition, the shareholders voted in favor of reducing the authorized shares of common stock from 150,000,000 shares to 50,000,000 shares, and to increase the par value of each share of common stock from $.001 to $.01. The new symbol of Loch Exploration, Inc. for the NASDAQ bulletin Board quotes is LOCX.


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial data for the five years ended December 31, 1996 and is qualified in its entirety by the more detailed financial statements included in this report and should be read in conjunction with such financial statements, the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.




                                       Year Ended December 31,

                             1996       1995       1994       1993       1992
                           ---------  ---------  ---------  ---------  ---------

Total Revenues            $  231,623  $ 327,075  $ 222,723  $  97,808  $ 97,910

Net Earnings (Loss)           (7,493)    42,970      1,674    (30,256)  (10,195)

Net Earnings (Loss)
per Common Share (1)           (.01)       .03         -         (.02)    (.01)

Total Assets                 394,746    426,808    393,115    221,531   114,582

Long-Term Obligations         32,327     59,911     60,882    115,200      -

Cash Dividends per
Common Shares                  -0-        -0-        -0-         -0-      -0-

(1)  Amounts reflect the 50 for 1 reverse stock split mentioned in Item 5


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








RESULTS OF OPERATIONS

1996 Compared to 1995
Total revenues for 1996 were $231,623 as compared to $327,075 in 1995. The decrease is primarily due to the gain on sale of oil and gas properties in 1995 totaling approximately $95,000. Costs and expenses have decreased from $284,107 in 1995 to $239,114 in 1996. This decrease was due to general administration and lease operating expenses.

1995 Compared to 1994
Total revenues for 1995 were $327,075 as compared to $222,723 in 1994, primarily due to the gain on sale of oil and gas properties totaling approximately $95,000. Costs and expenses have increased from $221,049 in 1994 to $284,105 in 1995. This increase was due to general administration and lease operating expenses.

1994 Compared to 1993
Total revenues for 1994 were $222,723 as compared to $97,808 in 1993, primarily as the result of a full year of revenues generated by production related to reserves acquired during 1993. Costs and expenses have increased from $128,064 in 1993 to $221,049 in 1994. This increase was due to depletion, depreciation, and lease operating expenses.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The audited financial statements and schedules are included on pages F-1 through F-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                             NONE

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of Loch and certain information concerning each of them are set forth in the following table:


Name                              Age       Position

Glenn L. Loch                     60        President, Chief Executive Officer,
                                            Treasurer and Director

Paul E. Cash                      64        Vice President, Secretary and
                                            Director

K. Paul Cash                      39        Vice President, Assistant Secretary
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

K. Paul Cash resigned from the Board of Directors on February 7, 1997.

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


ITEM 11. EXECUTIVE COMPENSATION

The Company had no director or officer, nor group of directors and officers whose aggregate renumeration exceeded $60,000 during twelve (12) months ended December 31, 1996.

The Company is not a party to any employment contract, nor does it have any pension, profit sharing, bonuses, stock option plan or royalty pools in effect or under consideration. Such plans may be adopted in the future if deemed in the best interest of the Company by its Board of Directors.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth the ownership of the Company's Common Stock $.01 par value per share as of February 1, 1997, by (i) each director of the Company,
(ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, and (iii) information as to the shares beneficially owned by all directors and officers of the Company as a group. The par value of the Company's Common Stock was increased to $.01 per share at a specially called shareholders meeting February 25, 1997.



                                                                     Percent
 Name and Address of              Amount and Nature of                 of
  Beneficial Owner                Beneficial Ownership                Class
  ----------------                --------------------                -----
Glenn L. Loch
414 E. Elm                             15,707 shares
Gainesville, Texas 76240             (direct ownership)                1.22%

Paul Cash
9319 LBJ FRWY. #205                   674,405 shares
Dallas, TX  75243                    (direct ownership)               52.32%

K. Paul Cash
9319 LBJ FRWY. #205                    20,159 shares
Dallas, TX  75243                    (direct ownership)                1.56%

Sonel Companies, Inc. (1)
414 E. Elm                            188,801 shares(2)
Gainsville, TX  76240                (direct ownership)               14.651


(1) Glenn Loch, officer and director of the registrant, owns 50% of Sonel Companies, Inc.


All officers & Directors as         899,072 shares (includes           70%
a group (3 persons)                 direct and indirect
                                    holdings through Sonel
                                    Companies, Inc.)


All of the Company's Common Stock listed above reflect the effect of a 50 to 1 reverse split at a specially called shareholders meeting on February 25, 1997, as discussed in Item 5 in this 10-K report. The Registrant knows of no contractual arrangements which might at a subsequent date result in a change in control of the Registrant.


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


                                     PART IV



ITEM 14.EXHIBITS, FINANCIAL SCHEDULES, AND REPORTS ON FORM 8-K

        The following documents are filed as a part of this report.


        Financial Statements (included herein at Pages F-1 through F-17)

        Report of Independent Certified Public Accountants..................F-1

        Balance Sheets - December 31, 1996 and 1995.........................F-2

        Statements of Operations for the years ended December 31, 1996,
        1995 and 1994.......................................................F-4

        Statements of Stockholders' Equity for the years ended December 31,
        1996, 1995 and 1994.................................................F-5

        Statements of Cash Flows for the years ended December 31, 1996,
        1995 and 1994.......................................................F-6

        Notes to Financial Statements.......................................F-7


No reports on Form 8-K were filed during the last quarter of the period covered by this Report.

                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        LOCH EXPLORATION, INC.



                                         By /s/ Glenn L. Loch
                                           --------------------
                                           Glenn L. Loch
                                           President


Dated: March 18, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


  Name                               Title                      Date



/s/ Glenn L. Loch             President, Chief              March 18, 1997
------------------            Executive Officer,
    Glenn L. Loch             Treasurer and Director



/s/ Paul E. Cash              Vice President, Secretary     March 18, 1997
------------------            and Director
    Paul E. Cash

                           LOCH EXPLORATION, INC.

                  Index to Financial Statements and Schedules


                                                                      Page

Independent Auditors' Report                                             F-1

Balance Sheets - December 31, 1996 and 1995                        F-2 - F-3

Statements of Operations for the years ended
  December 31, 1996, 1995 and 1994                                       F-4

Statements of Changes in Shareholders' Equity
  for the years ended December 31, 1996, 1995 and 1994                   F-5

Statements of Cash Flows for the years ended
  December 31, 1996, 1995 and 1994                                       F-6

Notes to Financial Statements                                            F-7





All schedules have been omitted because they are not applicable, not required, or the information has been supplied in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT

Board of Directors
Loch Exploration, Inc.

We have audited the accompanying balance sheets of Loch Exploration, Inc. (a Texas Corporation) as of December 31, 1996 and 1995, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loch Exploration, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994, in conformity with generally accepted accounting principles.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
March 13, 1997

                            LOCH EXPLORATION, INC.

                                Balance Sheets
                                 December 31,


                                    ASSETS




                                                      1996           1995
                                                   -----------   -----------
CURRENT ASSETS
  Cash                                            $   119,721    $  139,285
  Trade accounts receivable                            17,054        14,304
  Accounts receivable, related parties                 40,349        27,795
                                                   -----------   -----------
    Total current assets                              177,124       181,384
                                                   -----------   -----------
PROPERTY AND EQUIPMENT - AT COST
  Oil and gas properties (full cost method)           245,862       250,567
  Equipment                                            72,391        72,391
                                                   -----------   -----------
                                                      318,253       322,958
  Less accumulated depreciation, depletion and
    amortization                                     (100,631)      (77,534)
                                                   -----------   -----------
                                                      217,622       245,424
                                                   -----------   -----------
                                                  $   394,746    $  426,808
                                                   ===========   ===========




                            LOCH EXPLORATION, INC.

                                 December 31,


                     LIABILITIES AND SHAREHOLDERS' EQUITY



                                                        1996          1995
                                                   -----------   -----------
CURRENT LIABILITIES
  Current portion of long-term debt               $    29,734    $   33,428
  Accounts payable and accrued liabilities              8,038        11,681
  Accounts payable, related parties                    20,495        10,143
                                                   -----------   -----------
    Total current liabilities                          58,267        55,252

LONG-TERM DEBT, less current portion                   32,327        59,911

SHAREHOLDERS' EQUITY
  Common  stock,  $.01 and  $.001  par  value at
  December 31, 1996 and 1995, respectively;
  50,000,000 and 150,000,000  shares  authorized
  at December 31, 1996 and 1995,respectively;
  1,288,951  and  64,388,802  shares  issued and
  outstanding at December 31, 1996 and 1995,
  respectively                                         12,890         64,388
  Additional paid-in capital                          320,544        269,046
  Accumulated deficit                                 (29,282)       (21,789)
                                                   -----------   -----------
                                                      304,152        311,645
                                                   -----------   -----------
                                                   $  394,746    $   426,808
                                                   ===========   ===========




       The accompanying notes are an integral part of these statements.

                            LOCH EXPLORATION, INC.

                           Statements of Operations
                           Years Ended December 31,



                                     1996           1995           1994
                                -----------    -----------    -----------
Revenues
   Oil and gas revenues         $  177,972     $   179,524    $   172,860
   Equipment rental                 32,465          35,118         40,304
   Revenue from lease
     operations                     10,216           9,909          9,559
   Interest income                   1,591             712            ---
   Dividend income                   3,379             ---            ---
   Gain on sale of oil and gas
     property                         ---           94,832            ---
   Other                            6,000            6,980            ---
                                -----------     -----------    -----------
                                  231,623          327,075        222,723
                                -----------     -----------    -----------
Expenses
   Lease operations               109,393          141,708          91,738
   Depreciation, depletion and
     amortization                  23,097           22,662          30,058
   General and administrative      95,830          101,415          79,571
   Interest expense                10,796           18,320          19,682
                                -----------     -----------     -----------
                                  239,116          284,105         221,049
                                -----------     -----------     -----------

NET EARNINGS (LOSS)            $  (7,493)      $    42,970    $      1,674
                                ===========     ===========    ===========
Net earnings (loss) per
     share of common stock     $     (.01)      $      .03    $      ---
                                ===========     ===========    ===========
Weighted average shares
     outstanding                1,288,951        1,288,947      1,234,267
                                ===========     ===========    ===========




       The accompanying notes are an integral part of these statements.

                             LOCH EXPLORATION, INC.

                  Statements of Changes in Shareholders' Equity
                  Years Ended December 31, 1996, 1995, and 1994





                                          Additional
                           Common Stock    Paid-in  Accumulated  Treasury Stock
                          Shares    Amount  Capital   Deficit   Shares   Amount
                         ---------- -------- -------  --------- ------- --------
Balance January 1,1994   60,960,851 $60,961 $56,035   $(66,433)   ---  $   ---

Stock issued in
satisfaction of
payable to a
related party               277,525     277   9,461       ---     ---      ---


Treasury stock
contributed by
shareholders                   ---    ---      ---       ---    2,500,000   ---

Treasury stock
issued to acquire
oil and gas property           ---    ---    150,000      ---  (2,500,000)  ---

Stock issued to
retire debentures         3,150,000   3,150   53,550      ---       ---     ---

Net earnings                  ---     ---       ---      1,674      ---     ---
                         ---------- -------- -------  --------- ------- --------
Balance December 31,1994 64,388,376  64,388  269,046   (64,759)     ---     ---

Common stock
issued to former
shareholders                    426     ---     ---        ---      ---     ---

Net earnings                   ---      ---     ---     42,970      ---     ---
                         ---------- -------- -------  --------- ------- --------
Balance December 31,1995 64,388,802  64,388  269,046   (21,789)     ---     ---

Effect of 1 for 50
reverse stock split
and change of par
value from $.001/share
to $.01/share           (63,099,851)(51,498)  51,498      ---       ---     ---

Net loss                      ---      ---     ---      (7,493)     ---     ---
                         ---------- -------- -------  --------- ------- --------
Balance December 31,1996  1,288,951 $12,890 $320,544  $(29,282)     ---  $  ---
                         ========== ======== =======  ========= ======= ========


                             LOCH EXPLORATION, INC
                           Statements of Cash Flows
                           Years Ended December 31,


                                                    1996       1995      1994
                                                 ---------  ---------  ---------
Cash flows from operating activities
Net earnings (loss)                             $ (7,493)   $ 42,970   $  1,674
Reconciliation of net earnings (loss) to net cash
  provided (used) by operating activities
Depreciation, depletion and amortization          23,097      22,662     30,058
Amortization of discount on debentures               948         949        953
Gain on sale of oil and gas property                ---      (94,832)       ---
(Increase) decrease in accounts receivable       (15,304)     19,295    (40,069)
Increase (decrease) in accounts payable            6,709         (90)     9,313
                                                 ---------  ---------  ---------
Net cash provided (used) by operating activities   7,957      (9,046)     1,929
                                                 ---------  ---------  ---------
Cash flows from investing activities
Purchase of oil and gas properties                  ---      (32,047)   (38,046)
Purchase of property and equipment                  ---         (500)   (12,506)
Proceeds from sale of oil and gas properties       4,705     176,250      7,595
                                                 ---------  ---------  ---------
Net cash provided (used) by investing activities   4,705     143,703    (42,957)
                                                 ---------  ---------  ---------
Cash flows from financing activities
Repayment of debt                                (32,226)    (41,136)       ---
Proceeds from borrowings                            ---       31,000      6,844
Proceeds from related party borrowings              ---         ---       2,800
                                                 ---------  ---------  ---------
Net cash provided (used) by financing activities (32,226)    (10,136)     9,644
                                                 ---------  ---------  ---------

Increase (decrease) in cash                      (19,564)    124,521    (31,384)

Cash at beginning of period                      139,285      14,764     46,148
                                                ----------  ---------  ---------
Cash at end of period                           $119,721    $139,285   $ 14,764
                                                ==========  =========  =========



       The accompanying notes are an integral part of these statements.

                            LOCH EXPLORATION, INC
                         NOTES TO FINANCIAL STATEMENTS
                       December 31, 1996, 1995 and 1994


NOTE 1 - ORGANIZATION AND NATURE OF OPERATIONS

         Organization

         Loch Exploration, Inc. (the Company) was originally organized under the laws of the State of Texas, on June 5, 1979.

         The Company filed for Chapter 11 bankruptcy in April 1989, and was reorganized in connection with its Plan of Reorganization (the Plan), effective November 17, 1989. In connection with the Plan, and after giving effect to the stock split discussed in Note 2, approximately 70,000 shares of the Company's common stock are expected to be issued to the Company's former shareholders, to be exchanged as follows: one-fiftieth of one share of the Company's $.01 par value common stock for each eight shares of the Company's pre-reorganization common stock. As of December 31, 1996, 1995 and 1994, 67,823, 67,823, and 67,815
         shares, respectively, have been issued to former shareholders in connection with the Plan.

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


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

         Statements of Cash Flows

         Cash includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

         Income Taxes

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

         Use of Estimates

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

         Stock Split

         In February, 1997, the Board of Directors declared a 1-for-50 reverse stock split in the Company's common stock, effective February 28, 1997. The Company also changed the par value from $.001 per share to $.01 per share and reduced the authorized shares from 150,000,000 to 50,000,000. All share and per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at December 31, 1996 by transferring the excess stated capital to the paid-in capital account.


NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                     1996      1995
                                                  --------- ---------
         Trade accounts payable                   $  6,551   $  8,469
         Accrued sales and payroll taxes             1,391      2,925
         Accrued interest                               96        287
                                                  --------- ---------
                                                  $  8,038   $ 11,681
                                                 =========  =========

NOTE 4 - LONG-TERM DEBT


                                                            1996        1995
                                                          --------    --------
         12% debentures, interest only payable in
         monthly installments through May 1, 1996,
         principal and interest payable in 36 monthly
         installments, beginning April 1, 1996,
         collateralized by a first mortgage on the
         Company's interests in certain oil and gas
         properties, net of  unamortized discount of
         $2,221 and $3,169 at December 31, 1996 and
         1995, respectively                               $ 51,894    $ 61,831
                                                          ========    ========





                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 4 - LONG-TERM DEBT - Continued


                                                             1996        1995
                                                          ---------   ---------
         Note payable to a bank, with interest at 11%,
         payable in monthly installments of principal
         and interest of $1,445 through July 1997,
         guaranteed by a shareholder                        10,167       25,428


         Notes payable to banks, bearing interest at
         rates ranging from 9.5% to 11%,collateralized
         by equipment with an original cost of $50,000,
         payable in monthly installments of $902
         through July 1996                                    ---         6,080
                                                          ---------   ---------
                                                            62,061       93,339
         Less current portion                               29,734       33,428
                                                          ---------   ---------
                                                          $ 32,327    $  59,911
                                                          =========   =========

         The debentures are convertible into shares of the Company's common stock, in multiples of $1,000, at the holder's option, at the rate of $.025 per share from June 1, 1993 to May 31, 1994, $.035 per share from June 1, 1994 to May 31, 1995, $.05 per share from June 1, 1995 to May 31, 1996, and, thereafter, at the greater of $2.50 per share after giving effect to the 1-for-50 reverse stock split discussed in Note 2, or the average of the bid/asked price of the Company's common stock during the prior 20 day trading period. In 1994, the Company's Board of Directors approved a one-time, lowered conversion price of $.02 per share, and approved the continuation of interest payments on the converted debentures, for one year after the conversion date of November 1, 1994. On November 1, 1994, debentures totaling $56,700, net of the related unamortized discount, were converted into 3,150,000 shares of the Company's common stock, at the lowered conversion price of $.02 per share.

         Future maturities of long-term debt are as follows:

                Year ended
               December 31,                           Amount
                                                   ----------
                   1997                            $  29,734
                   1998                               22,169
                   1999                               10,158
                   2000                                  ---
                   2001                                  ---
               Thereafter                                ---
                                                   ----------
                                                   $  62,061
                                                   ==========

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 5 - SHAREHOLDERS' EQUITY

         During 1994, two of the Company's shareholders contributed 2,500,000 shares of the Company's common stock back to the Company. This treasury stock was issued by the Company to a third party, in exchange for an oil and gas property, in a transaction recorded at $150,000, based on the estimated fair value of the assets acquired.


NOTE 6 - INCOME TAXES

         There was no income tax expense recorded in 1996 or 1995, due to the availability of a nonconventional source fuel credit, which eliminated any federal income taxes. This credit is available to the extent of the current year tax liability, and is not available for carryover to future years.

         Deferred taxes have not been provided because there are no temporary differences between book and taxable income.


NOTE 7 - RELATED PARTY TRANSACTIONS

         In June 1993, the Company entered into an agreement with a wholly-owned subsidiary of Spindletop Oil & Gas Co. (Spindletop), a related party, whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any properties acquired under the terms of this agreement are to be acquired by initial assignment to Spindletop. Spindletop has agreed to provide the Company with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are borne by the Company and Spindletop in the same proportions as their respective ownership interests. Spindletop serves as administrator for the properties acquired in connection with this agreement, and is entitled to an overhead reimbursement for properties for which it serves as operator. This agreement had an initial term of six months, and continues month-to-month, thereafter, until canceled by either party. No properties were acquired in connection with this agreement during 1996 and 1995. During 1994, the Company acquired interests in approximately seven properties, with total costs of approximately $7,000, respectively, in connection with this agreement.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 7 - RELATED PARTY TRANSACTIONS - Continued

         At December 31, 1994, the Company had notes payable to Spindletop, totaling $34,800, consisting of a promissory note in the amount of $14,800, and an 8% convertible promissory note in the amount of $20,000. The first promissory note bore interest at 8% per annum, due quarterly, beginning April 1, 1993. The second promissory note had an interest rate of 8% per annum and was due and payable on December 31, 1997. Interest on the second note was due annually, payable in cash or common stock of the Company at the request of either the holder or the Company, at valuation rates detailed in the note. The first such interest payment was due December 31, 1993. The accrued interest on both notes, in the amount of $2,800, along with certain other operating expenses that were due and payable on December 31, 1993, were converted to 277,525 shares of the Company's $.001 par value common stock on May 25, 1994. Both notes were repaid in 1995.

         The Company leases its compressors to Spindletop. During the years ended December 1996, 1995 and 1994, Spindletop paid the Company approximately $32,000, $35,000, and $40,000, respectively, under the lease agreements for the compressors.

         The Company operates an oil and gas partnership drilling program, Loch Exploration, Inc. 1980A, for which it makes commitments, pays expenses and collects an operating fee.


NOTE 8 - CASH FLOW INFORMATION

         The Company paid approximately $11,000, $17,000, and $19,000 for interest in 1996, 1995 and 1994,respectively.

         Excluded from the Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                                    1996      1995     1994
                                                  -------  -------  --------
         Exchange of related party payable for
           common stock                           $ ---    $ ---     $ 9,738
         Conversion of debentures to common
           stock                                    ---      ---      56,700
         Acquisition of oil and gas property in
           exchange for stock                       ---      ---     150,000


                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 9 - EARNINGS PER SHARE

         Earnings per common share is based on the weighted average number of shares outstanding during each year.


NOTE 10 - CONCENTRATIONS OF CREDIT RISK

         Accounts receivable as of December 31, 1996 and 1995 are primarily from oil and gas operators, including Spindletop, related to the Company's interests in oil and gas wells, and its compressor leases.


NOTE 11 - COMMITMENTS AND CONTINGENCIES

         The Company leases its office facilities on a month to month basis. Total rent expense incurred was approximately $7,300, $7,800 and $7,100 in 1996, 1995 and 1994, respectively.

         The Company's oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up of pollution.

         Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain activities.

NOTE 12 - FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 follow:

                                              1996                1995
                                        ------------------- -------------------
                                        Carrying     Fair     Carrying  Fair
                                         amount     value     amount    value
                                        --------- --------- --------- ---------
         Cash and cash equivalents      $ 119,721 $ 119,721 $ 139,285 $ 139,285
         Trade accounts receivable         17,054    17,054    14,304    14,304
         Accounts receivable, related
         parties                           40,349    40,349    27,795    27,795

         Notes payable                     62,061    62,061    93,339    93,339

         The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 13 - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION

          Certain information about the Company's operations for the years ended December 31, 1996, 1995 and 1994 follows.

                                                    Year Ended December 31,
                                                  1996       1995     1994
                                               ---------  --------  ---------
          Capitalized costs relating to oil
           and gas producing activities:
          Unproved properties                  $     ---  $    ---  $     ---
          Proved properties                      245,862   250,567    299,571
                                               ---------  --------  ---------
          Total capitalized costs                245,862   250,567    299,571
          Accumulated amortization               (68,799)  (52,266)   (36,165)
                                               ---------  --------  ---------
                                               $ 177,063  $198,301  $ 263,406
                                               =========  ========  =========


          Costs incurred in oil and gas
           property acquisition, exploration
           and development:

          Acquisition of properties            $     ---  $ 32,047  $ 188,046
          Exploration costs                          ---       ---        ---
          Development costs                          ---       ---        ---
                                               ---------  --------  ---------
                                               $     ---  $ 32,047  $ 188,046
                                               =========  ========  =========
          Results of operations from
           producing activities:

          Sales of oil and gas                 $ 177,972  $179,524  $ 172,860
                                               ---------  --------  ---------
          Production costs                       104,109   123,708     89,814
          Amortization of oil and gas
           properties                             16,533    16,101     24,685
                                               ---------  --------  ---------
                                                 120,642   139,809    114,499
                                               ---------  --------  ---------
                                               $  57,330  $ 39,715  $  58,361
                                               =========  ========  =========

          Sales price per equivalent Mcf       $    2.79  $   2.81  $    2.68
          Production cost per equivalent Mcf   $    1.63  $   1.93  $    1.39
          Amortization per equivalent Mcf      $     .26  $    .25  $     .38



                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 13 - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION - Continued

          In October 1995, the Company sold, for $124,500, its interests in 16 natural gas producing properties. These properties had been acquired in May 1995 for approximately $30,000. The full cost method of accounting requires that sales of oil and gas properties shall be accounted for as adjustments of capitalized costs, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves attributable to a cost center. Due to the significance of the effect of this sale on the relationship between capitalized costs and proved reserves, a gain was recognized on the sale in the 1995 statement of operations.

NOTE 14 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                   Charged Directly to Expense
                                                      1996     1995      1994
                                                    --------  -------  --------
          Maintenance and Repairs                   $  1,089  $ 1,300   $ 3,760

          Production taxes                            11,568   11,669    11,235

          Taxes, other than payroll and income taxes     345    3,189       664


NOTE 15 - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

          The Company's net proved oil and gas reserves as of December 31, 1996, 1995 and 1994 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994


NOTE 15 - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

          Changes in Estimated Quantities of Proved Oil and Gas Reserves

                                                          Oil          Gas
                                                          Bbls         Mcf
                                                       ---------    ---------
            Proved reserves:
            Balance December 31, 1993                    18,261       243,148
            Acquired properties                             935         9,096
            Revisions of previous estimates              12,509       310,954
            Production                                   (4,200)      (39,276)
                                                       ---------    ---------
            Balance December 31, 1994                    27,505       523,922
            Sales of reserves in place                   (2,253)      (29,087)
            Revisions of previous estimates              12,792       128,570
            Production                                   (4,504)      (36,936)
                                                       ---------    ---------
            Balance December 31, 1995                     33,540      586,469
            Revision of previous estimated                  999       (48,512)
            Production                                   (3,791)      (41,021)
                                                       ---------    ---------
            Balance December 31, 1996                    30,748       496,936
                                                       =========    =========
            Proved Developed Reserves:
            Balance December 31, 1994                    27,505       523,922
            Balance December 31, 1995                    33,540       586,469
            Balance December 31, 1996                    30,748       496,936


          Standardized Measure of Discounted Future Net Cash Flows and
             Changes Therein Relating to Proved Oil and Gas Reserves
                                   (Unaudited)

          The Standardized Measure of Discounted Future Net Cash Flows and Changes Therein Relating to Proved Oil and Gas Reserves ("Standardized Measures") does not purport to present the fair market value of a company's oil and gas properties. An estimate of such value should consider, among other factors, anticipated future prices of oil and gas, the probability of recoveries in excess of existing proved reserves, the value of probable reserves and acreage prospects, and perhaps different discount rates. It should be noted that estimates of reserve quantities, especially from new discoveries, are inherently imprecise and subject to substantial revision.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1996, 1995 and 1994

NOTE 15 - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

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

                                                          December 31,
                                                  1996       1995        1994
                                              ----------  ---------- ----------
          Standardized Measures of Discounted
           Future Net Cash Flows:

          Future production revenue           $1,772,577  $1,854,400 $1,584,014
          Future production and development
           costs                                (875,088)   (880,592)  (793,225)
                                              ----------  ---------- ----------
          Future net cash flows before Federal
            income tax                           897,489     973,808    790,789
          Future Federal income tax             (224,372)   (243,452)  (198,306
                                              ----------  ---------- ----------
          Future net cash flows                  673,117     730,356    592,483
          Effect of discounting 10% per year    (148,869)   (211,416)  (135,824)
                                              ----------  ---------- ----------
                                                $524,248    $518,940  $ 456,659
                                              ==========  ========== ==========
          Change Relating to the Standardized
           Measures of Discounted Future Net
           Cash Flows:

          Beginning balance                  $ 518,940   $ 456,659   $ 220,076
          Oil and gas sales, net of
           production costs                    (73,863)    (55,816)    (83,046)
          Net change in prices, net of
           production costs                     41,467      14,030      (1,717)
          Purchase of reserves in place            ---         ---      13,133
          Sales of reserves in place               ---     (33,652)        ---
          Revisions of quantity estimates      (55,422)    244,206     359,060
          Accretion of discount                 51,894      45,666      22,008
          Net change in income taxes            (3,443)    (26,857)    (96,687)
          Other                                 44,675    (125,296)     23,832
                                             ----------  ---------- ----------
                                             $ 524,248   $ 518,940   $ 456,659
                                             ==========  ========== ==========