Form 10-Q
period 1997-03-31
LOCH EXPLORATION INC
filed 1997-05-15
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For Quarter Ended March 31, 1997                    Commission File # 0-9129


                             LOCH EXPLORATION, INC.
             (Exact Name of Registrant as Specified in its Charter)


         TEXAS                                         75-1657943
  (State or other jurisdiction of        (IRS Employer Identification Number)
    Incorporation or Organization)



      414 E. Elm, Gainesville, Texas                      76240
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


      Common Stock - $.01 par value                    1,288,951
            (Title of Class)                 (Number of shares Outstanding
                                               on March 31, 1997)

                             Rigler, Hess and Rohmer
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                  (817)665-0738





                         ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of March 31, 1997 and December 31, 1996, and the related statements of operations and cash flows for the three months ended March 31, 1997 and 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and, accordingly, do not express an opinion or any other form of assurance on them.

Management has elected to omit substantially all of the disclosures and statement of changes in shareholders' equity required by generally accepted accounting principles. If the omitted disclosures and statement of changes in shareholders' equity were included in the financial statements, they might influence the user's conclusions about the company's financial position, results of operations and cash flows. Accordingly, these financial statements are not designed for those who are not informed about such matters.




Rigler, Hess and Rohmer
A Professional Corporation
Certified Public Accountants


May 5, 1997

                             LOCH EXPLORATION, INC.
                                 Balance Sheets


                                                   March 31,    December 31,
                                                   ---------    ---------
                                                      1997        1996
                                                   ---------    ---------
                                                  (Unaudited)
ASSETS
Current assets
  Cash                                             $ 121,014    $ 119,721
  Trade accounts receivable                           13,320       17,054
  Accounts receivable, related parties                34,286       40,349
                                                   ---------    ---------

    Total current assets                             168,620      177,124


Property and equipment - at cost
  Oil and gas properties (full cost method)          245,862      245,862
  Equipment                                           72,391       72,391
  Accumulated depreciation and depletion            (106,406)    (100,631)
                                                   ---------    ---------

  Total property and equipment                       211,847      217,622
                                                   ---------    ---------


Total assets                                       $ 380,467    $ 394,746
                                                   =========    =========


Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets


                                                March 31,   December 31,
                                                ---------    ---------
                                                   1997        1996
                                                ---------    ---------
                                               (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities      $   5,087    $   8,038
  Accounts payable, related parties                16,497       20,495
  Current portion of long term debt                19,656       29,734
                                                ---------    ---------

    Total current liabilities                      41,240       58,267


Long term debt, less current portion               34,024       32,327
                                                ---------    ---------


Total liabilities                                  75,264       90,594


Shareholders' equity
  Common stock, $.01 par value;
  50,000,000 shares authorized; 1,288,951 and
  1,288,951 shares issued and outstanding at
  March 31, 1997 and December 31, 1996             12,890       12,890
  Additional paid in capital                      320,544      320,544
  Retained earnings                               (28,231)     (29,282)
                                                ---------    ---------

    Total shareholders' equity                    305,203      304,152
                                                ---------    ---------


Total liabilities and shareholders' equity      $ 380,467    $ 394,746
                                                =========    =========



 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
               For the three months ended March 31, 1997 and 1996



                                                    1997          1996
                                                -----------   -----------
Revenues
  Oil and gas revenue                           $    47,396   $    43,124
  Equipment rental                                    8,724         7,530
  Revenue from lease operations                       1,467          --
  Reimbursements                                      1,156          --
  Dividend income                                     1,226          --
  Interest income                                      --           1,053
                                                -----------   -----------

                                                     59,969        51,707


Expenses
  Lease operations                                   25,413        19,800
  Depreciation and depletion                          5,775         5,667
  General and administrative                         25,342        25,770
  Interest expense                                    2,388         2,934
                                                -----------   -----------

                                                     58,918        54,171
                                                -----------   -----------

Net earnings (loss) before taxes                $     1,051   ($    2,464)

Income taxes                                           --            --
                                                -----------   -----------

Net earnings (loss)                             $     1,051   ($    2,464)
                                                ===========   ===========

Net earnings (loss) per share of common stock          --            --
                                                ===========   ===========

Weighted average shares outstanding               1,288,951     1,288,948
                                                ===========   ===========



 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
               For the three months ended March 31, 1997 and 1996


                                                         1997        1996
                                                      ---------    ---------
Cash flows from operating activities
  Net earnings (loss)                                 $   1,051    ($  2,464)
  Reconciliation of net earnings (loss) to net cash
   provided (used) by operating activities:
  Depreciation and depletion                              5,775        5,667
  (Increase) decrease in accounts receivable              9,797      (14,128)
  Increase (decrease) in accounts payable                (6,949)       3,652
                                                      ---------    ---------

Net cash provided (used) by operating activities          9,674       (7,273)

Cash flows from investing activities

Net cash provided (used) by investing activities           --           --

Cash flows from financing activities
       Repayment of debt                                 (8,381)      (7,241)
                                                      ---------    ---------

Net cash provided (used) by financing activities         (8,381)      (7,241)
                                                      ---------    ---------

Increase (decrease) in cash                               1,293      (14,514)

Cash at beginning of period                             119,721      139,285
                                                      ---------    ---------

Cash at end of period                                 $ 121,014    $ 124,771
                                                      =========    =========



Supplemental cash flow information:
       Income tax paid                                $       0    $       0
       Interest paid                                      2,429        2,959
                                                      =========    =========



Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and Results of Operations:


During the first quarter of 1997, the assets of the Company amounted to $380,467 showing a decrease of $40,288 from the first quarter 1995 assets.

In February, 1997, the Board of Directors declared a 1-for-50 reverse stock split in the Company's common stock, effective February 28, 1997. The Company also changed the par value from $.001 per share to $.01 per share and reduced the authorized shares from 150,000,000 to 50,000,000. All share and per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at March 31, 1996 by transferring the excess state capital to the paid-in-capital account.



Revenues and Operating Expenses:


Total revenue for the first quarter of 1997 was $59,969 compared to $51,707 for the first quarter of 1996, with a 1997 first quarter net earnings of $1,051 compared to a net loss of $2,464 in the 1996 first quarter. This increase in revenue and net earnings is primarily due to an increase in oil and gas related revenues.

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





                                               Loch Exploration, Inc.



Date:  May 5, 1997                             /s/ Glenn L. Loch
                                                  ------------------
                                                  President