Form 10-Q
period 1997-06-30
LOCH EXPLORATION INC
filed 1997-08-12
CIK 313041

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended June 30, 1997 Commission File # 0-9129


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

                                 (940) 668-1271
              (Registrant's telephone number, including area code)




(Former name,former address and former fiscal year,if changed since last report)

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

   Common Stock - $.01 par value                       1,289,286
 (Title of Class)                            (Number of shares Outstanding
                                                  on June 30, 1997)

                            Rigler, Hess and Rohmer
                                  P.O. Box 877
                            Gainesville, Texas 76241
                                 (940)665-0738


                        ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of June 30, 1997 and December 31, 1996, and the related statements of operations and cash flows for the six months ended June 30, 1997 and 1996, and the related statements of operations for the three months ended June 30, 1997 and June 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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


Rigler, Hess and Rohmer
A Professional Corporation
Certified Public Accountants

August 6, 1997

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                    As of June 30, 1997 and December 31, 1996


                                                          1997          1996
                                                        ---------     ---------
ASSETS
Current assets
  Cash                                                 $ 106,871     $ 119,721
  Trade accounts receivable                               13,591        17,054
  Accounts receivable, related parties                    24,007        40,349
                                                       ---------     ---------

  Total current assets                                   144,469       177,124


Property and equipment - at cost
  Oil and gas properties (full cost method)              245,862       245,862
  Equipment                                               72,391        72,391
  Accumulated depreciation and depletion                (112,181)     (100,631)
                                                       ---------     ---------

Total property and equipment                             206,072       217,622
                                                       ---------     ---------


Total assets                                           $ 350,541     $ 394,746
                                                       =========     =========

Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                    As of June 30, 1997 and December 31, 1996


                                                            1997         1996
                                                        ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities               $   4,644    $   8,038
  Accounts payable, related parties                         17,277       20,495
  Current portion of long term debt                         10,923       29,734
                                                         ---------    ---------

  Total current liabilities                                 32,844       58,267

Long term debt, less current portion                        34,261       32,327
                                                         ---------    ---------
Total liabilities                                           67,105       90,594


Shareholders' equity
  Common stock,$.01 par value;50,000,000
  shares authorized;1,289,286 and 1,288,951 shares
  issued and outstanding at June 30, 1997 and
  December 31, 1996                                         12,890       12,890
  Additional paid in capital                               320,544      320,544
  Retained earnings                                        (49,998)     (29,282)
                                                         ---------    ---------
Total shareholders' equity                                 283,436      304,152
                                                         ---------    ---------


Total liabilities and shareholders' equity               $ 350,541    $ 394,746
                                                         =========    =========

Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
                 For the six months ended June 30, 1997 and 1996


                                                        1997            1996
                                                     ---------        ---------
Revenues
  Oil and gas revenue                                $  78,325        $  96,631
  Equipment rental                                      14,364           15,060
  Revenue from lease operations                          3,424             --
  Reimbursements                                         1,156            6,000
  Dividend income                                        2,434             --
  Interest income                                         --              1,591
                                                     ---------        ---------
                                                        99,703          119,282
                                                     ---------        ---------

Expenses
  Lease operations                                      50,495           55,477
  Depreciation and depletion                            11,550           11,334
  General and administrative                            53,708           52,001
  Interest expense                                       4,666            5,533
                                                     ---------        ---------
                                                       120,419          124,345
                                                     ---------        ---------

Net earnings (loss) before taxes                     ($ 20,716)       ($  5,063)

Income taxes                                              --               --
                                                     ---------        ---------

Net earnings (loss)                                  ($ 20,716)       ($  5,063)
                                                     =========        =========

Net earnings (loss) per share of common stock          ---               ---
                                                     =========        =========

Weighted average shares outstanding                  1,289,286        1,287,776
                                                    ==========      ==========

Unaudited- see accountants' compilation report

                               LOCH EXPLORATION, INC.
                              Statements of Operations
                 For the three months ended June 30, 1997 and 1996

                                                        1997             1996
                                                      --------         --------
Revenues
  Oil and gas revenue                                 $ 30,930         $ 53,507
  Equipment rental                                       5,640            7,530
  Revenue from lease operations                          1,957             --
  Reimbursements                                          --              6,000
  Dividend income                                        1,207             --
  Interest income                                         --                538
                                                      --------         --------
                                                        39,734           67,575
                                                      --------         --------

Expenses
  Lease operations                                      25,082           35,678
  Depreciation and depletion                             5,775            5,667
  General and administrative                            28,367           26,231
  Interest expense                                       2,277            2,598
                                                      --------         --------
                                                        61,501           70,174
                                                      --------         --------

Net earnings (loss) before taxes                      ($21,767)        ($ 2,599)

Income taxes                                              --               --
                                                      --------         --------

Net earnings (loss)                                   ($21,767)        ($ 2,599)
                                                      =========        ========

Net earnings (loss) per share of common stock            ---             ---
                                                      =========        =========

Weighted average shares outstanding                   1,289,286        1,287,776
                                                      =========        =========

Unaudited - see accountants' compilation report

                               LOCH EXPLORATION, INC.
                              Statements of Cash Flows
                For the six months ended June 30, 1997 and 1996


                                                             1997         1996
                                                         ---------    ---------
Cash flows from operating activities
  Net earnings (loss)                                    ($ 20,716)   ($  5,063)
  Reconciliation of net earnings (loss) to net cash
  provided (used) by operating activities:
  Depreciation and depletion                                11,550       11,334
  (Increase) decrease in accounts receivable                19,805       (9,067)
  Increase (decrease) in accounts payable                   (6,612)       6,722
                                                         ---------    ---------
Net cash provided (used) by operating activities             4,027        3,926
                                                         ---------    ---------

Cash flows from investing activities
  Purchased marketable securities                             --       (100,000)
                                                         ---------    ---------
Net cash provided (used) by investing activities              --       (100,000)
                                                         ---------    ---------

Cash flows from financing activities
  Repayment of debt                                        (16,877)     (13,673)
                                                         ---------    ---------
Net cash provided (used) by financing activities           (16,877)     (13,673)
                                                         ---------    ---------

Increase (decrease) in cash                                (12,850)    (109,747)
Cash at beginning of period                                119,721      139,285
                                                         ---------    ---------
Cash at end of period                                    $ 106,871    $  29,538
                                                         =========    =========


Supplemental cash flow information:
  Income tax paid                                        $     0      $     0
  Interest paid                                             4,745         5,820
                                                          =========    =========



Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and Results of Operations:


In February, 1997, the Board of Directors declared a 1-for-50 reverse stock split in the Company's common stock, effective February 28, 1997. The Company also changed the par value from $.001 per share to $.01 per share and reduced the authorized shares from 150,000,000 to 50,000,000. All share and per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at June 30, 1996 by transferring the excess state capital to the paid-in-capital account.



Revenues and Operating Expenses:
During the second quarter of 1997, the Company's oil and gas revenue and lease operation expenses both decreased. Oil and gas revenue decreased more than the lease operation expenses, thus creating a net loss for the three months and six months ending June 30, 1997. The decrease in oil and gas revenue is mainly due to a decrease in second quarter oil and gas market prices.

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





                                                   Loch Exploration, Inc.



Date:  August 6, 1997                            Glenn L. Loch, President
                                                 ------------------------
                                              s/ Glenn L. Loch, President