Form 10-Q
period 1997-09-30
LOCH EXPLORATION INC
filed 1997-11-12
CIK 313041

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarter Ended September 30, 1997 Commission File # 0-9129


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

          YES  X                                             NO
             -----                                              ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock - $.01 par value                          1,289,286
  (Title of Class)                            (Number of shares Outstanding
                                                 on September 30, 1997)

                             Rigler, Hess and Rohmer
                                  P.O. Box 877
                            Gainesville, Texas 76241
                                  (940)665-0738


                         ACCOUNTANTS' COMPILATION REPORT

Loch Exploration, Inc.
Gainesville, Texas

We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of September 30, 1997 and December 31, 1996, and the related statements of operations and cash flows for the nine months ended September 30, 1997 and 1996, and the related statements of operations for the three months ended September 30, 1997 and September 30, 1996, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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

Rigler, Hess and Rohmer
A Professional Corporation
Certified Public Accountants

November 7, 1997

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                 As of September 30, 1997 and December 31, 1996



                                                         1997           1996
                                                      ---------      ---------
ASSETS
Current assets
 Cash                                                 $  82,880    $  119,721
 Trade accounts receivable                               13,747        17,054
 Accounts receivable, related parties                    33,584        40,349
                                                      ---------      ---------
   Total current assets                                 130,211       177,124
                                                      ---------      ---------


Property and equipment - at cost
 Oil and gas properties (full cost method)              251,167       245,862
 Equipment                                               72,391        72,391
 Accumulated depreciation and depletion                (117,956)     (100,631)
                                                      ---------     ---------
   Total property and equipment                         205,602       217,622
                                                      ---------     ---------


Total assets                                         $  335,813    $  394,746
                                                      =========     =========


Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                 As of September 30, 1997 and December 31, 1996


                                                        1997          1996
                                                     ---------    ---------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities            $   5,082    $   8,038
 Accounts payable, related parties                      23,638       20,495
 Current portion of long term debt                      10,923       29,734
                                                      ---------    ---------
   Total current liabilities                            39,643       58,267
                                                      ---------    ---------


Long term debt, less current portion                    28,102       32,327
                                                      ---------    ---------


Shareholders' equity
 Common stock,$.01 par value;50,000,000 shares
  authorized; 1,289,286 and 1,288,951 shares
  issued and outstanding at September 30, 1997
  and December 31, 1996                                 12,890       12,890
 Additional paid in capital                            320,544      320,544
 Retained earnings                                     (65,366)     (29,282)
                                                      ---------    ---------
   Total shareholders' equity                          268,068      304,152
                                                      ---------    ---------


Total liabilities and shareholders' equity           $ 335,813    $ 394,746
                                                      =========    =========

Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
              For the nine months ended September 30, 1997 and 1996


                                                      1997           1996
                                                   ----------    ----------
Revenues
 Oil and gas revenue                            $   113,058    $   135,157
 Equipment rental                                    14,900         23,763
 Revenue from lease operations                        7,131           --
 Reimbursements                                       2,156          6,000
 Interest income                                       --            1,591
 Dividend income                                      3,471          1,869
                                                   ----------    ----------
                                                    140,716        168,380
                                                   ----------    ----------


Expenses
 Lease operations                                    76,760         84,157
 Depreciation and depletion                          17,325         17,001
 General and administrative                          75,835         77,552
 Interest expense                                     6,880          8,193
                                                  ----------     ----------
                                                    176,800        186,903
                                                  ----------     ----------

Net earnings (loss) before taxes                    (36,084)       (18,523)

Income taxes                                           --             --
                                                  ----------     ----------

Net earnings (loss)                             $   (36,084)   $   (18,523)
                                                  ==========     ==========

Net earnings (loss) per share of common stock   $      --      $      --
                                                  ==========     ==========

Weighted average shares outstanding               1,289,286      1,287,776
                                                  ==========     ==========


Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
             For the three months ended September 30, 1997 and 1996

                                                    1997            1996
                                                 ----------      ----------
Revenues
 Oil and gas revenue                            $    34,733    $    38,526
 Equipment rental                                       536          8,703
 Revenue from lease operations                        3,708           --
 Reimbursements                                       1,000           --
 Dividend income                                      1,037          1,869
                                                  ----------    ----------
                                                     41,014         49,098
                                                  ----------    ----------


Expenses
 Lease operations                                    26,265         28,679
 Depreciation and depletion                           5,775          5,667
 General and administrative                          22,128         25,552
 Interest expense                                     2,214          2,660
                                                  ----------    ----------
                                                     56,382         62,558
                                                  ----------    ----------

Net earnings (loss) before taxes                $   (15,368)   $   (13,460)

Income taxes                                           --             --
                                                  ----------    -----------

Net earnings (loss)                             $   (15,368)   $   (13,460)
                                                  ==========    ===========

Net earnings (loss) per share of common stock   $      --      $      --
                                                  ==========    ===========

Weighted average shares outstanding               1,289,286      1,287,776
                                                  ==========    ===========

Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
              For the nine months ended September 30, 1997 and 1996


                                                        1997            1996
                                                      ---------      ---------
Cash flows from operating activities
 Net earnings (loss)                                 $ (36,084)     $ (18,523)
 Reconciliation of net earnings (loss) to
  net cash provided (used) by operating
  activities:
 Depreciation and depletion                             17,325         17,001
 (Increase) decrease in accounts receivable             10,072          1,886
 Increase (decrease) in accounts payable                   187          2,658
                                                      ---------      ---------
Net cash provided (used) by operating activities        (8,500)         3,022
                                                      ---------      ---------

Cash flows from investing activities
 Purchased marketable securities                          --         (101,869)
 Purchased leaseholds and workovers                     (5,305)          --
                                                      ---------      ---------
Net cash provided (used) by investing activities        (5,305)      (101,869)
                                                      ---------      ---------

Cash flows from financing activities
 Repayment of debt                                     (23,036)       (22,720)
                                                      ---------      ---------
Net cash provided (used) by financing activities       (23,036)       (22,720)
                                                      ---------      ---------

Increase (decrease) in cash                            (36,841)      (121,567)

Cash at beginning of period                            119,721        139,285
                                                      ---------      ---------

Cash at end of period                                $  82,880      $  17,718
                                                      =========      =========



Supplemental cash flow information:
 Income tax paid                                     $    -         $    -
                                                      ==========     =========
 Interest paid                                       $   6,169      $   8,480
                                                      ==========     =========


Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and
 Results of Operations:


In February, 1997, the Board of Directors declared a 1-for-50 reverse stock split in the Company's common stock, effective February 28, 1997. The Company also changed the par value from $.001 per share to $.01 per share and reduced the authorized shares from 150,000,000 to 50,000,000. All share and per share data, as appropriate, reflect this split. The effect of the split is presented retroactively within stockholders' equity at September 30, 1996 by transferring the excess stated capital to the paid-in-capital account.


Revenues and Operating Expenses:

During the third quarter of 1997, the Company's equipment rental revenue decreased. This decrease is due the fact that the Company is currently not leasing all of its rental equipment.

For the nine months ending September 30, 1997, the Company has experienced decreases in oil and gas revenue, equipment rental revenue and lease operating expenses. The decline in oil and gas revenue is mainly due to a decrease in oil and gas market prices. Equipment rental revenue has declined because the Company is currently not leasing all of its rental equipment. Lease operating expenses have decreased because the Company has had to spend less money to maintain its current level of oil and gas production.

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




                                              Loch Exploration, Inc.




Date:  November 7, 1997                       Glenn L. Loch, President
                                              -------------------------
                                           s/ Glenn L. Loch, President