Form 10-K
period 1997-12-31
LOCH EXPLORATION INC
filed 1998-03-30
CIK 313041

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended December 31, 1997

         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
             SECURITIES EXCHANGE ACT OF 1934. For the transition period from______________________ to_____________________________


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

       Registrant's telephone number including area code: (940) 668-1271

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

                          Yes X                No

At March 24, 1998, there were 1,295,286 shares of $.01 par value Common Stock outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                             LOCH EXPLORATION, INC.

                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

Securities and Exchange Commission
Item Number and Description

                                     Part I                            Page

ITEM 1.   Description of Business................................ ....   4

ITEM 2.   Properties..................................................   7

ITEM 3.   Legal Proceedings...........................................  12

ITEM 4.   Submission of Matters to a Vote of Security Holders.........  12


                                     Part II

ITEM 5.   Market for the Registrant's Common Equity and Related
          Stockholder Matters.........................................  13

ITEM 6.   Selected Financial Data.....................................  14



ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  14

ITEM 8.   Financial Statements and Supplemental Data..................  15

ITEM 9.   Changes in and Disagreements on Accounting and
          Financial Disclosure........................................  15


                                    Part III

ITEM 10.  Directors and Executive Officers of the Registrant..........  16

ITEM 11.  Executive Compensation......................................  17

ITEM 12.  Security Ownership of Certain Beneficial Owners
          and Management..............................................  17


ITEM 13.  Certain Relationships and Related Transactions..............  18

                             PART IV AND SIGNATURES

ITEM 14.  Exhibits, Financial Statements, Schedules, and
          Reports on Form 8-K.........................................  19

          SIGNATURES..................................................  20

         INDEPENDENT AUDITORS' REPORT................................. F-1

         BALANCE SHEETS AS OF DECEMBER 31, 1997 AND 1996.............. F-2

         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1997, 1996 AND 1995............................. F-4

         STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995......... F-5

         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1997, 1996, AND 1995............................ F-6

         NOTES TO FINANCIAL STATEMENTS................................ F-7

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

HISTORY

Loch Exploration, Inc. (the Company) was incorporated under Texas law on
June 5, 1979 to engage generally in the oil and gas business. Its offices and phone number are 414 E. Elm Street, Gainesville, Texas 76240, (940) 668-1271.

DESCRIPTION OF BUSINESS

Since its formation, the Company has engaged in exploration for and development of oil and gas reserves, primarily onshore in the Northeastern and Southwestern area of the United States. To a lesser extent, the Company has also acquired and sold oil and gas properties.

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

The 1993-A 12% Secured Convertible Debentures are payable on or before May 1, 1999. Interest only was payable during the first three years at 12% per annum of the first on each month, continuing through May 1, 1996, with the unpaid principal balance being payable in 36 equal consecutive monthly installments, plus interest, commencing June 1, 1996 through May 1, 1999. The Units are secured by first mortgage covering the Company's interest in the producing oil and gas properties acquired with the net proceeds from this Placement. The debenture holders had the option, exercisable only during May or June of 1996, to convert the unpaid principal balance of their Debentures into their pro rata portion of 75% of the Company's interest in the producing oil and gas properties which secure payment of the Debentures. The Debentures are convertible in multiples of $1,000 at holder's option at $.025 per Share from June 1, 1993 to May 31, 1994, $.035 per Share from June 1, 1994 to May 31, 1995, $.05 from June 1, 1995 to May 31, 1996, and thereafter at the greater of $ 2.50 per Share, after giving effect to the 50 to 1 reverse stock split discussed in Item 5, or the average of "bid/asked" price during prior 20 day trading period.

On November 1, 1994, $63,000 in debentures were converted into Loch Exploration, Inc. common stock at a one-time conversion price of $.02 per share. In addition to lowering the conversion price to $.02 per share, the Board of Directors approved the continuation of the monthly interest payments on these converted Debentures for one year after the conversion date of November 1, 1994. On June 1, 1996, the Company began the payments of the remaining $65,000 in debentures which were not converted into Loch Exploration, Inc. common stock, and on December 31, 1997, $32,325 remained to be paid on the principal.

On October 5, 1995, the Company sold sixteen natural gas producing wells along with their respective oil and gas leases, located in Chautauqua and Cattaragus Counties, New York. The properties were sold to a corporation not affiliated with the Registrant for a total price of $124,500, which was paid at closing. The subject properties were acquired from a corporation not affiliated with the Registrant for a total purchase price of $29,668 which was paid at closing on May 31, 1995.

On December 31, 1997, the Company sold the remaining 20 gas wells it owned in New York for $50,000. These wells are located in Wyoming County, New York, and they were sold along with their respective oil and gas leases. The properties were sold to a corporation not affiliated with the Registrant.

COMPETITION

Significant competition exists for the acquisition of producing oil and gas properties and undeveloped leases. Many of the Company's competitors have greater financial capabilities and more sophisticated means for in-house evaluation than the Company possesses. The principal means of competition for oil and gas properties is the amount and terms of the consideration offered. The oil and gas exploration and development industry has been highly competitive, particularly with respect to the acquisition of desirable undeveloped oil and gas leases. However, due to the deterioration in prices, the demand for oil and gas leases has dropped significantly. Competitors include the major oil companies, independent oil and gas concerns and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of the Company. In time of high drilling activity, exploration for and production of oil and gas may be affected by availability of the equipment and supplies and by competition for drilling rigs. The Company cannot predict the effect these factors will have on its operations. The Company owns no drilling rigs, and all of its drilling is conducted by third parties. The demand for drilling rigs and equipment has declined sharply due to the decline in the number of oil and gas wells being drilled. This has led to a decline in prices being paid to drillers. The principal means of competition in oil and gas exploration and development are product availability and price. The Company may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with such companies, many of which have greater financial resources and larger technical staffs.

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


ITEM 2.  PROPERTIES

(A)  Physical Facilities
The Company's  executive and  administrative  offices are located at 414 E. Elm,
Gainesville, Texas 76240, telephone 940-668-1271. The Company's offices, consisting of approximately 1,000 square feet are leased on a monthly basis at a rate of $562 per month. It is expected that this office space will serve the Company's needs adequately for the foreseeable future.

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

As of December 31, 1997 the Registrant owned an aggregate of 15,913 gross(565 net) acres of developed oil and gas leases.

The oil and gas properties in which the Registrant owns an interest are held under oil and gas leases negotiated directly with private mineral owners. The leases were generally for a specific primary term, such as five years, and so long thereafter as oil or gas is produced in paying quantities. The leases generally reserve a royalty of 12-1/2% to the mineral owner and require a payment of up to $1 per acre per year as rentals to retain the lease during the primary term. Some of the leases held by the Registrant were also subject to overriding royalty burdens reserved by various predecessors-in-title and geologists.

The Registrant paid no rental costs on oil and gas leases for 1997.

The estimated net proved and proved developed reserves of oil and gas, together with the estimated future net revenue of those reserves, and present value of estimated future net revenue attributable to those reserves as set forth in the following tables have been estimated as of December 31, 1997, by an in-house petroleum engineer.

Oil and Gas Reserves
The following table sets forth the estimated net quantities of proved and proved developed oil and gas reserves as of December 31, 1997, 1996 and 1995.

         Fiscal Year                                                                      Proved Developed
           Ending             Proved Reserves (1)           Reserves (2, 3)
        December 31,         Oil (Bbls)   Gas (MCF)      Oil (Bbls)  Gas (MCF)
        ------------        -----------------------      ----------------------
            1997               39,068     144,067          39,068     144,067

            1996               30,748     496,936          30,748     496,936

            1995               33,540     586,469          33,540     586,469

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

Present Value of Estimated Future Net Revenue
The following table sets forth information as to the present value of estimated future net revenues of proved reserves and proved developed reserves attributable to the Registrant as of December 31, 1997, 1996 and 1995. Present Value of future net revenues for the years shown below were computed by applying current contract prices of oil and gas to estimated future production of proved oil and gas revenues after deducting production taxes, direct lease operating expenses and ad valorem taxes, discounted by 10% per year, in accordance with Securities and Exchange Commission rules and regulations.

                                           1997          1996          1995
                                        -----------   -----------   -----------
  Present value of estimated
    future net revenues
    from proved reserves:
  Developed                             $  326,176    $  524,248   $  518,940

  Developed and undeveloped                326,176       524,248      518,940




Oil and Gas Reserve Estimates Filed
No reserve reports pertaining to the Registrant's proved or proved developed reserve estimates were filed by the Registrant with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

Net Quantities of Oil and Gas Produced for Last Fiscal Year The following table sets forth information as to quantities of oil and gas produced, net to the Registrant's interest, for the years ended December 31, 1997, 1996 and 1995.

          Fiscal Year Ending       Oil Produced        Gas Produced
             December 31,          (Bbls)   (1)        (MCF)    (2)
           ----------------     ------------------  --------------------
                 1997                 3,468                37,000

                 1996                 3,791                41,021

                 1995                 4,504                36,936


(1) Includes production that is owned by the Registrant and produced to its interest, less royalties and production due others.

(2) Includes only marketable production of a gas on an "as sold" basis. Recovered gas-lift gas and reproduced gas may not be included until sold.


Average Sales Prices and Production Costs
The following table sets forth information as to the average sales price (including transfers) per unit of oil or gas produced and the average production cost (lifting cost) per unit of production for the last fiscal years ended December 31, 1997, 1996 and 1995

                                             1997          1996          1995
                                         -----------   -----------   ----------
Average Sales Price:
         Oil $/Bbls                      $   15.38     $    19.00    $   17.00


         Gas $/MCF                       $    2.56     $     2.55    $    2.50


Average Production Costs:
         Oil $/Bbls                      $   11.07     $    10.43    $   11.58

         Gas $/MCF                       $    1.54     $     1.74    $    1.93


(1) Production (lifting) costs do not include depreciation, depletion, and amortization of capitalized acquisitions, exploration, and development costs, and indirect management costs.

Gross and Net productive Oil and Gas Wells and Developed Acres The following table sets forth, as of December 31, 1997, the Registrant's interest in productive oil and gas wells and developed acres:

           Developed Acres (4)                   Productive Wells (1)
        ------------------------            ------------------------------
         Gross (2)       Net (3)              Gross (2)           Net (3)
        ------------------------            ------------------------------
                                             Oil     Gas      Oil     Gas
         15,913           565                 52      36      2.7     0.54
         ======           ===                 ==      ==      ===     ====


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

Undeveloped Acreage as of December 31, 1997
         4,932 (gross)    2,932 (net)

Productive and Dry Exploratory and Development Wells The following table sets forth the number of gross and net productive and dry development wells drilled in which the Registrant had an interest in each fiscal year indicated below:


                                    Fiscal Year Ended December 31, 1997
                                   ------------------------------------
                                        Exp                    Dev
                                        ---                    ---
Gross Wells
Drilled (1):                             0                      0

        Productive (2):                  0                      0

        Dry Holes (3):                   0                      0


Total Net Wells
Drilled (1):                             0                      0

        Productive (2):                  0                      0

        Dry Holes (3):                   0                      0


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

(D)  Net Oil and Gas Production
         Same as (C)

(E)  Unit Sales Price and Production Cost
         Same as (C)

(F)  Reserves
         Same as (C)

(G)  Gas Compression Equipment
         The Company owns two (2) gas compressors. One of the compressors is currently servicing a well in Parker County, Texas which is operated by Spindletop Oil & Gas Co. and is covered by written lease agreements between the Company and Spindletop Oil & Gas Co. The current monthly rental payable to the Company under the terms of the rental agreement is $1,000, less maintenance costs. The Company and Spindletop Oil & Gas Co. are brother- sister companies as defined by the Internal Revenue Service Code. Paul E. Cash is a substantial working interest owner in the above described well and is also the majority shareholder of Spindletop Oil & Gas Co.


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

                                              Bid Price
                                           High       Low
                                           ----       ---
1997
         1st Quarter                       1.00       .03

         2nd Quarter                       1.00       .68

         3rd Quarter                       .68        .68

         4th Quarter                       .68        .38

1996

         1st Quarter                       .03         .03

         2nd Quarter                       .03         .03

         3rd Quarter                       .02         .02

         4th Quarter                       .02         .02

1995

         1st Quarter                       .03         .03

         2nd Quarter                       .03         .03

         3rd Quarter                       .03         .03

         4th Quarter                       .03         .03


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


ITEM 6.  SELECTED FINANCIAL DATA

The following table summarizes certain selected historical financial data for the five years ended December 31, 1997 and is qualified in its entirety by the more detailed financial statements included in this report and should be read in conjunction with such financial statements, the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report.


                                           Year Ended December 31

                             1997       1996        1995       1994      1993
                             ----       ----        ----       ----      ----
Total Revenues          $ 178,842    $ 231,623   $ 327,075   $ 222,723 $ 97,808

Net Earnings (Loss)       (81,875)      (7,493)     42,970       1,674  (30,256)

Net Earnings (Loss)
per Common Share (1)         (.06)        (.01)        .03          -      (.02)

Total Assets              291,836      394,746     426,808     393,115  221,531

Long-Term Obligations      10,153       32,327      59,911      60,882  115,200

Cash Dividends per
Common Shares                -0-          -0-         -0-        -0-       -0-

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

RESULTS OF OPERATIONS

1997 Compared to 1996
Total revenues for 1997 were $178,482 as compared to $231,623 in 1996. The decrease is primarily due to lower oil and gas prices and compressor rental revenues. Costs and expenses increased from $239,116 in 1996 to $260,717 in 1997. This increase was due to a one time loss taken on the sale of New York gas producing properties totaling approximately $40,000.

1996 Compared to 1995
Total revenues for 1996 were $231,623 as compared to $327,075 in 1995. This difference is primarily due to the one time gain taken on sale of oil and gas properties in 1995 totaling approximately $95,000. Costs and expenses have decreased from $284,107 in 1995 to $239,116 in 1996. This decrease was due to reductions in general administration and lease operating expenses.

1995 Compared to 1994
Total revenues for 1995 were $327,075 as compared to $222,723 in 1994, primarily due to the gain on sale of oil and gas properties in 1995 totaling approximately $95,000. Costs and expenses have increased from $221,049 in 1994 to $284,105 in 1995. This increase was due to increases in general administration and lease operating expenses.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

The audited financial statements and schedules are included on pages F-1 through F-17.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

                                     NONE

                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Directors and executive officers of the Company and certain information concerning each of them are set forth in the following table:


Name                              Age        Position

Glenn L. Loch                     61         President, Chief Executive Officer,
                                             Treasurer and Director

Paul E. Cash                      65         Vice President, Secretary and
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

DIRECTORSHIP

Glenn Loch, director of the Registrant is not a director of any other company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended ("1934 Act"). No Director of the Company is subject to the requirements of Section 15(d) of the Act or any company registered as an investment company under the Investment Company Act of 1940. Paul E. Cash is a director of other companies with a class of securities registered pursuant to Section 12 of the 1934 Act as shown: officer/director of Spindletop Oil & Gas Co., and officer/director of Double River Oil & Gas Co.

POTENTIAL CONFLICTS OF INTEREST

Paul E. Cash, an officer and director of the Company is actively involved in the management of other companies, and is the owner of rental equipment and personally invests in oil and gas properties. In some instances, business opportunities in the oil and gas industry known to him or developed by him may be offered first to other companies or individuals, and the Company may not be able to participate in such ventures.


ITEM 11.          EXECUTIVE COMPENSATION

The Company had no director or officer, nor group of directors and officers whose aggregate renumeration exceeded $60,000 during twelve (12) months ended December 31, 1997.

The Company is not a party to any employment contract, nor does it have any pension, profit sharing, bonuses, stock option plan or royalty pools in effect or under consideration. Such plans may be adopted in the future if deemed in the best interest of the Company by its Board of Directors.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

The following table sets forth the ownership of the Company's Common Stock $.01 par value per share as of February 28, 1998, by (i) each director of the Company, (ii) each person who is known by the Company to own beneficially more than 5% of the outstanding shares of its Common Stock, and (iii) information as to the shares beneficially owned by all directors and officers of the Company as a group. The par value of the Company's Common Stock was increased to $.01 per share at a specially called shareholders meeting February 25, 1997.



                                                                      Percent
    Name and Address of            Amount and Nature of                 of
     Beneficial Owner              Beneficial Ownership                Class
     ----------------              --------------------                -----
Glenn L. Loch
414 E. Elm                             56,647 shares
Gainesville, Texas 76240            (direct ownership)                  4.37%

Paul Cash
9319 LBJ FRWY. #205                   674,405 shares
Dallas, TX  75243                   (direct ownership)                 52.07%

Sonel Companies, Inc. (1)
414 E. Elm                            136,084 shares(2)
Gainsville, TX  76240               (direct ownership)                 10.51%





(1) Glenn Loch, officer and director of the registrant, owns 50% of Sonel Companies, Inc.


All officers & Directors as        878,913 shares (includes             68%
a group (2 persons)                direct and indirect
                                   holdings through Sonel
                                   Companies, Inc.)


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


         Financial Statements (included herein at Pages F-1 through F-16)

         Independent Auditors' Report...................................   F-1

         Balance Sheets - December 31, 1997 and 1996.................F-2 - F-3

         Statements of Operations for the years ended
         December 31, 1997, 1996 and 1995................................. F-4

         Statements of Changes in Shareholders' Equity
         for the years ended December 31, 1997, 1996 and 1995............. F-5

         Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995................................. F-6

         Notes to Financial Statements.................................... F-7


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




                                             LOCH EXPLORATION, INC.


                                             By:/s/Glenn L. Loch
                                             -------------------
                                                  Glenn L. Loch
                                                  President


Dated: March 23, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


Name                   Title                                Date



/s/Glenn L. Loch      President, Chief                  March 23, 1998
   Glenn L. Loch      Executive Officer,
                      Treasurer and Director



/s/Paul E. Cash       Vice President, Secretary         March 23, 1998
   Paul E. Cash       and Director

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Loch Exploration, Inc.

We have audited the accompanying balance sheets of Loch Exploration, Inc. (a Texas Corporation) as of December 31, 1997 and 1996, and the related statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loch Exploration, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.



Dallas, Texas
March 12, 1998


                             LOCH EXPLORATION, INC.

                                 BALANCE SHEETS
                                  December 31,


                                     ASSETS

c
                                                          1997         1996
                                                         -------      -------

CURRENT ASSETS
  Cash and cash equivalents                           $   80,457    $  119,721
  Trade accounts receivable                               12,067        17,054
  Accounts receivable, related parties                    33,449        40,349
  Other accounts receivable                               45,000           -
  Other current assets                                       501           -
                                                        --------      ---------
     Total current assets                                171,474       177,124

PROPERTY AND EQUIPMENT - AT COST
  Oil and gas properties (full cost method)              125,777       245,862
  Equipment                                               78,891        72,391
                                                        --------      ---------
                                                         204,668       318,253
  Less accumulated depreciation, depletion and
   amortization                                          (84,306)     (100,631)
                                                        --------      ---------
                                                         120,362       217,622
                                                        --------      ---------
                                                      $  291,836     $ 394,746
                                                       ==========     =========

                                       F-2

The accompanying  notes are an integral part of these statements.




                             LOCH EXPLORATION, INC.
                           BALANCE SHEETS - Continued
                                  December 31,


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                        1997            1996
                                                      --------        --------

CURRENT LIABILITIES
  Current portion of long-term debt                  $  22,172      $   29,734
  Accounts payable and accrued liabilities              11,322           8,038
  Accounts payable, related parties                     19,912          20,495
                                                       --------        --------
     Total current liabilities                          53,406          58,267

LONG-TERM DEBT, less current portion                    10,153          32,327

SHAREHOLDERS' EQUITY
   Common stock,$.01 par value;50,000,000 shares
    authorized; 1,295,286 and 1,289,286 shares
    issued and outstanding at December 31, 1997
    and 1996, respectively                              12,896          12,890
   Additional paid-in capital                          326,538         320,544
   Accumulated deficit                                (111,157)        (29,282)
                                                       --------        --------
                                                       228,277         304,152
                                                       --------        --------
                                                     $ 291,836      $  394,746
                                                      =========       =========

The accompanying  notes are an integral part of these statements.



                             LOCH EXPLORATION, INC.
                            STATEMENTS OF OPERATIONS
                            Years Ended December 31,


                                        1997          1996           1995
                                      ---------    ---------      ---------
Revenues
   Oil and gas revenues              $ 148,059     $ 177,972      $ 179,524
   Equipment rental                     16,584        32,465         35,118
   Revenue from lease
     operations                          9,665        10,216          9,909
   Interest income                         -           1,591            712
   Dividend income                       4,377         3,379            -
   Gain on sale of oil and gas
     properties                            -             -            94,832
   Other                                   157         6,000           6,980
                                      ---------    ---------       ---------
                                       178,842       231,623         327,075
                                      ---------    ---------       ---------
Expenses
   Lease operations                     95,381       109,393         141,708
   Depreciation, depletion and
     amortization                       18,763        23,097          22,662
   General and administrative           99,615        95,830         101,415
   Interest expense                      6,656        10,796          18,320
   Loss on sale of oil and
     gas properties                     40,302           -               -
                                      ---------    ---------       ---------
                                       260,717       239,116         284,105
                                      ---------    ---------       ---------

NET EARNINGS (LOSS)                  $ (81,875)    $  (7,493)      $  42,970
                                      =========     =========      =========

Net earnings (loss) per
  share of common stock              $    (.06)    $    (.01)      $     .03
                                      =========     =========      =========
Weighted average shares
  outstanding                        1,289,796     1,288,951       1,288,947
                                     ==========    ==========      ==========


The accompanying  notes are an integral part of these statements.



                             LOCH EXPLORATION, INC.
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1997, 1996, and 1995



                                                    Additional
                                  Common Stock       Paid-in     Accumulated
                              Shares       Amount    Capital       Deficit
                            -----------   --------   ---------   ----------

Balance,January 1,1995       64,388,376   $64,388   $ 269,046   $ (64,759)

Common stock issued
 to former shareholders             426       -           -            -

Net earnings                       -          -           -         42,970
                             -----------  --------   --------      ---------
Balance,December 31, 1995    64,388,802    64,388     269,046      (21,789)

Effect of 1 for 50 reverse
 stock split and change of
 par value from $.001/share
 to $.01/share              (63,099,516)  (51,498)     51,498           -

Net loss                            -         -           -         (7,493)
                             -----------  --------   --------      ---------
Balance,December 31,1996      1,289,286    12,890     320,544      (29,282)

Issuance of stock to acquire
 gas gathering system             6,000         6       5,994          -

Net loss                            -         -           -        (81,875)
                             -----------  --------   --------     ---------
Balance,December 31,1997      1,295,286  $ 12,896   $ 326,538   $ (111,157)
                             ==========   ========   ========     =========



The accompanying notes are an integral part of these statements.



                              LOCH EXPLORATION, INC
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,



                                                  1997        1996       1995
                                                --------    ---------  --------
Cash flows from operating activities
Net earnings (loss)                            $ (81,875)   $ (7,493) $  42,970
Reconciliation of net earnings (loss)
 to net cash provided (used) by
 operating activities
Depreciation, depletion and amortization           18,763      23,097    22,662
Amortization of discount on debentures                949         948       949
(Gain) loss on sale of oil and gas properties      40,302         -     (94,832)
(Increase) decrease in accounts receivable         11,887     (15,304)   19,295
Increase in other current assets                     (501)        -         -
Increase (decrease) in accounts payable             2,701       6,709       (90)
                                                 --------    ---------  --------
Net cash provided (used) by operating activities   (7,774)      7,957    (9,046)
                                                 --------    ---------  --------
Cash flows from investing activities
Purchase of oil and gas properties                 (5,305)        -     (32,047)
Purchase of property and equipment                   (500)        -        (500)
Proceeds from sale of oil and gas properties        5,000       4,705   176,250
                                                 --------    ---------  --------
Net cash provided by investing activities            (805)      4,705   143,703
                                                 --------    ---------  --------
Cash flows from financing activities
Repayment of debt                                 (30,685)    (32,226)  (41,136)
Proceeds from borrowings                              -           -      31,000
                                                 --------    ---------  --------
Net cash used by financing activities             (30,685)    (32,226)  (10,136)
                                                 --------    ---------  --------
Increase (decrease) in cash                       (39,264)    (19,564)  124,521

Cash at beginning of period                       119,721     139,285    14,764
                                                 --------    ---------  --------
Cash at end of period                          $   80,457   $ 119,721 $ 139,285
                                                ==========   ========= =========


The accompanying notes are an integral part of these statements.


                              LOCH EXPLORATION, INC
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1997, 1996 and 1995

NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

         Organization

         Loch Exploration, Inc. (the Company) was originally organized under the laws of the State of Texas, on June 5, 1979.

         The Company filed for Chapter 11 bankruptcy in April 1989, and was reorganized in connection with its Plan of Reorganization (the
         Plan), effective November 17, 1989. In connection with the Plan, and after giving effect to the stock split discussed in Note E, approximately 70,000 shares of the Company's common stock are expected to be issued to the Company's former shareholders, to be exchanged as follows: one-fiftieth of one share of the Company's $.01 par value common stock for each eight shares of the Company's pre-reorganization common stock. As of December 31, 1997, 1996 and 1995, 67,823, 67,823, and 67,823 shares, respectively, have been issued to former shareholders in connection with the Plan.

         Nature of Operations

         The Company is engaged in the exploration for and development of oil and gas reserves, primarily in the Northeastern and Southwestern United States. To a lesser extent, the Company also acquires and sells oil and gas properties.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

         Oil and Gas Properties - Continued

         Gains and losses on sales of oil and gas properties representing less than 25% of the reserve quantities for a given cost center are treated as adjustments of capitalized costs. Gains and losses on sales of oil and gas properties representing 25% or more of the reserve quantities for a given cost center are recognized as part of operations. Gains or losses on sales of property and equipment, other than oil and gas properties, are recognized as part of operations. Expenditures for renewals and improvements are capitalized, while expenditures for maintenance and repairs are charged to operations as incurred.

         Costs of oil and gas properties, including leases, are periodically evaluated by management, and losses are recognized if a property becomes impaired or the net value of the capitalized cost center exceeds the present value of discounted future net cash flows.

         Property and Equipment

         Depreciation is provided in amounts sufficient to relate to the cost of depreciable assets to operations over their estimated service lives (5 to 15 years). The straight-line method of depreciation is used for financial reporting purposes, while accelerated methods are used for tax purposes.

         Statements of Cash Flows

         Cash and cash equivalents includes cash on hand, demand deposits, and short-term investments with original maturities of three months or less.

         Income Taxes

         The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities, using enacted tax rates in effect in the years in which the differences are expected to reverse.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -Continued

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

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                         1997           1996
                                                       --------       --------
         Trade accounts payable                      $  10,346      $   6,551
         Accrued sales and payroll taxes                   959          1,391
         Accrued interest                                   17             96
                                                       --------       --------
                                                     $  11,322      $   8,038
                                                      =========      =========


NOTE D - LONG-TERM DEBT

                                                         1997           1996
                                                       --------       --------
         12% debentures, interest only payable
         in monthly installments through May 1,
         1996, principal and interest payable
         in 36 monthly installments, beginning
         April 1, 1996, collateralized by a
         first mortgage on the Company's
         interests in certain oil and gas
         properties, net of unamortized discount
         of $1,273 and $2,221 at December 31, 1997
         and 1996, respectively                      $  32,325      $  51,894

         Note payable to a bank, with interest
         at 11%, payable in monthly installments
         of principal and interest of $1,445
         through July 1997, guaranteed by a
         shareholder                                       -           10,167
                                                       --------       --------
                                                        32,325         62,061
         Less current portion                           22,172         29,734
                                                       --------       --------
                                                     $  10,153      $  32,327
                                                      =========      =========


                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE D - LONG-TERM DEBT - Continued

         The debentures are convertible into shares of the Company's common stock, in multiples of $1,000, at the holder's option, at the rate of $.025 per share from June 1, 1993 to May 31, 1994, $.035 per share from June 1, 1994 to May 31, 1995, $.05 per share from June 1, 1995 to May 31, 1996, and, thereafter, at the greater of $2.50 per share after giving effect to the 1-for-50 reverse stock split discussed in Note E, or the average of the bid/asked price of the Company's common stock during the prior 20 day trading period.

         Future maturities of long-term debt are as follows:

                  Year ended
                 December 31,                   Amount
                 ------------                  ---------
                     1998                     $  22,172
                     1999                        10,153
                     2000                           -
                     2001                           -
                     2002                           -
                 Thereafter                         -
                                               ---------
                                              $  32,325
                                               =========

NOTE E - SHAREHOLDERS' EQUITY

         In February, 1997, the Board of Directors declared a 1-for-50 reverse stock split in the Company's common stock, effective February 28, 1997. The Company also changed the par value from $.001 per share to $.01 per share and reduced the authorized shares from 150,000,000 to 50,000,000. All share and per share data, as appropriate, reflect this split. The effect of the split has been presented retroactively within stockholders' equity at December 31, 1996 by transferring the excess stated capital to the additional paid-in capital account.

NOTE F - INCOME TAXES

         There was no income tax expense recorded in 1997, 1996 or 1995, due to the availability of net operating losses and due to the availability of a nonconventional source fuel credit, which eliminated any federal income taxes. This credit is available to the extent of the current year tax liability, and is not available for carryover to future years.

         Deferred taxes have not been provided because there are no significant temporary differences between book and taxable income.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE G - RELATED PARTY TRANSACTIONS

         In June 1993, the Company entered into an agreement with a wholly-owned subsidiary of Spindletop Oil & Gas Co. (Spindletop), a related party, whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any properties acquired under the terms of this agreement are to be acquired by initial assignment to Spindletop. Spindletop has agreed to provide the Company with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are borne by the Company and Spindletop in the same proportions as their respective ownership interests. Spindletop serves as administrator for the properties acquired in connection with this agreement, and is entitled to an overhead reimbursement for properties for which it serves as operator. This agreement had an initial term of six months, and continues month-to-month, thereafter, until canceled by either party. No properties were acquired in connection with this agreement during 1997, 1996 or 1995.

         The Company leases its compressors to Spindletop. During the years ended December 1997, 1996 and 1995, Spindletop paid the Company approximately $17,000, $32,000, and $35,000, respectively, under the lease agreements for the compressors.

         The Company operates an inactive oil and gas partnership drilling program, Loch Exploration, Inc. 1980A, for which it has made commitments, paid expenses and collected an operating fee.

NOTE H - CASH FLOW INFORMATION

         The Company paid approximately $7,000, $11,000 and $17,000 for interest in 1997, 1996 and 1995, respectively.

         Excluded from the Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                                                     1997       1996      1995
                                                    ------     ------    ------
         Acquisition of gas gathering system in
           exchange for stock                     $  6,000    $   -    $    -
         Sale of oil and gas properties for
           an account receivable                    45,000        -         -

NOTE I - EARNINGS PER SHARE

         Earnings (loss) per share (EPS) are calculated in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128), which was adopted in 1997 for all years presented. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS does not apply to the Company due to the absence of dilutive potential common shares. The adoption of SFAS 128 had no effect on previously reported EPS.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE J - CONCENTRATIONS OF CREDIT RISK

         Trade accounts receivable as of December 31, 1997 and 1996 are primarily from oil and gas operators, including Spindletop, related to the Company's interests in oil and gas wells, and its compressor leases. Other accounts receivable, totaling $45,000 at December 31, 1997 related to the sale of oil and gas properties, and were collected in January, 1998.

NOTE K - COMMITMENTS AND CONTINGENCIES

         The Company leases its office facilities on a month to month basis. Total rent expense incurred was approximately $7,800, $7,400 and $7,800 in 1997, 1996 and 1995, respectively.

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

NOTE L - FINANCIAL INSTRUMENTS

         The estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 follow:

                                              1997                 1996
                                        -----------------     -----------------
                                        Carrying    Fair      Carrying    Fair
                                         amount     value      amount     value
                                        --------  --------   --------  --------
         Cash and cash equivalents    $ 80,457   $ 80,457   $ 119,721 $ 119,721
         Trade accounts receivable      12,067     12,067      17,054    17,054
         Accounts receivable,
         related parties                33,449     33,449      40,349    40,349
         Other accounts receivable      45,000     45,000         -         -
         Notes payable                  32,325     32,325      62,061    62,061

         The fair value amounts for each of the financial instruments listed above approximate carrying amounts due to the short maturities of these instruments.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE M - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION

         Certain information about the Company's operations for the years ended December 31, 1997, 1996 and 1995 follows.

                                                    Year Ended December 31,
                                                  1997         1996       1995
                                                 -------     -------    -------
         Capitalized costs relating to oil
          and gas producing activities:
         Unproved properties                    $   -      $     -    $    -
         Proved properties                        125,777    245,862    250,567

         Total capitalized costs                  125,777    245,862    250,567
         Accumulated amortization                 (45,911)   (68,799)   (52,266)
                                                  -------    -------    -------
                                                $  79,866  $ 177,063  $ 198,301
                                                 =========  ========   ========

         Costs incurred in oil and gas
          property  acquisition, exploration
          and development:

         Acquisition of properties              $   5,305  $    -     $  32,047
         Exploration costs                            -         -           -
         Development costs                            -         -           -
                                                 --------   --------   --------
                                                $   5,305  $    -     $  32,047
                                                 ========   ========   ========

         Results of operations from
          producing activities:
         Sales of oil and gas                  $  148,059  $ 177,972  $ 179,524
                                                 --------    -------    -------

         Production costs                          88,951    104,109    123,708
         Amortization of oil
          and gas properties                       12,199     16,533     16,101
                                                 --------    -------    -------
                                                  101,150    120,642    139,809
                                                 --------    -------    -------
                                               $   46,909  $  57,330  $  39,715
                                                 ========    =======    =======

         Sales price per equivalent Mcf        $     2.56  $    2.79  $    2.81
                                                 ========    =======    =======
         Production cost per equivalent Mcf    $     1.54  $    1.63  $    1.93
                                                 ========    =======    =======
         Amortization per equivalent Mcf       $      .21  $     .26  $     .25
                                                 ========    =======    =======


                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE M - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION - Continued

         In December, 1997, the Company sold, for $50,000, its interest in certain natural gas producing properties. The full cost method of accounting requires that sales of oil and gas properties shall be accounted for as adjustments of capitalized costs, unless such adjustments would significantly alter the relationship between capitalized costs and proven reserves attributable to a cost center. Due to the significance of the effect of this sale on the relationship between capitalized costs and proven reserves, a loss was recognized on the sale in the 1997 statement of operations.

         In October 1995, the Company sold, for $124,500, its interests in certain natural gas producing properties. Due to the significance of the effect of this sale on the relationship between capitalized costs and proved reserves, a gain was recognized on the sale in the 1995 statement of operations.

NOTE N - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                Charged Directly to Expense
                                            1997           1996           1995
                                          --------        -------       -------

         Maintenance and Repairs        $    301      $    1,089      $   1,300

         Production taxes                  9,624          11,568         11,669

         Taxes, other than payroll
          and income taxes                   526             345          3,189

NOTE O - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

         The Company's net proved oil and gas reserves as of December 31, 1997, 1996 and 1995 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995


NOTE O - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

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

         Changes in Estimated Quantities of Proved Oil and Gas Reserves

                                                      Oil            Gas
                                                      Bbls           Mcf
                                                    --------      ---------
            Proved reserves:
            Balance, December 31, 1994               27,505        523,922
            Sales of reserves in place               (2,253)       (29,087)
            Revisions of previous estimates          12,792        128,570
            Production                               (4,504)       (36,936)
                                                     ------        -------
            Balance, December 31, 1995               33,540        586,469
            Revisions of previous estimates             999        (48,512)
            Production                               (3,791)       (41,021)
                                                     ------        -------
            Balance, December 31, 1996               30,748        496,936
            Sale of reserves in place                   ---       (412,334)
            Production                               (3,468)       (37,000)
            Revisions of previous estimates          11,788         96,465
                                                     ------         ------
            Balance, December 31, 1997               39,068        144,067
                                                     ======        =======

            Proved Developed Reserves:
            Balance, December 31, 1995               33,540        586,469
                                                     ======        =======
            Balance, December 31, 1996               30,748        496,936
                                                     ======        =======
            Balance, December 31, 1997               39,068        144,067
                                                     ======        =======


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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1997, 1996 and 1995

NOTE O - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - Continued

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

                                                        December 31,
                                            ----------------------------------
                                               1997          1996       1995
                                            ---------    ---------   ---------

         Standardized Measures of
          Discounted Future Net
          Cash Flows:
         Future production revenue        $ 1,045,705  $ 1,772,577  $ 1,854,400
         Future production and
          development costs                  (470,917)    (875,088)    (880,592)
                                             --------     --------     --------
         Future net cash flows before
          Federal income tax                  574,788      897,489      973,808
         Future Federal income tax           (143,697)    (224,372)    (243,452)
                                             --------     --------     --------
         Future net cash flows                431,091      673,117      730,356
         Effect of discounting 10% per year  (104,915)    (148,869)    (211,416)
                               --            --------     --------     --------
                                           $  326,176  $   524,248  $   518,940
                                            =========    =========    =========

         Change Relating to the
          Standardized Measures
          of Discounted Future
          Net Cash Flows:

         Beginning balance                 $ 524,248   $  518,940   $   456,659
         Oil and gas sales, net of
          production costs                   (59,108)     (73,863)      (55,816)
         Net change in prices, net of
          production costs                    (8,013)      41,467        14,030
         Purchase of reserves in place           -            -             -
         Sales of reserves in place         (266,873)         -         (33,652)
         Revisions of quantity estimates     233,293      (55,422)      244,206
         Accretion of discount                52,425       51,894        45,666
         Net change in income taxes         (113,186)      (3,443)      (26,857)
         Other                               (36,610)      44,675      (125,296)
                                             -------       ------      --------
                                           $ 326,176    $ 524,248   $   518,940
                                            ========     ========     =========