Form 10-Q
period 1998-03-31
LOCH EXPLORATION INC
filed 1998-05-13
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended March 31, 1998 Commission File # 0-9129


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

                    YES X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock - $.01 par value                       1,295,286
  (Title of Class)                           (Number of shares Outstanding
                                                  on May 7, 1998)

                               Hess & Rohmer, P.C.
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                  (940)665-0738





                         ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of March 31, 1998 and December 31, 1997, and the related statements of operations and cash flows for the three months ended March 31, 1998 and 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Hess & Rohmer, P.C.
A Professional Corporation
Certified Public Accountants


May 8, 1998

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                   As of March 31, 1998 and December 31, 1997


                                                        1998          1997
                                                     --------       --------
                         ASSETS
Current assets
 Cash                                              $   102,501    $   80,457
 Trade accounts receivable                               8,393        12,067
 Accounts receivable, related parties                   18,024        33,449
 Other accounts receivable                                -           45,000
 Other current assets                                     -              501
                                                    ----------     ----------

       Total current assets                            128,918       171,474


Property and equipment - at cost
 Oil and gas properties (full cost method)             125,777       125,777
 Equipment                                              78,891        78,891
 Accumulated depreciation and depletion                (87,495)      (84,306)
                                                    ----------     ----------
     Total property and equipment                      117,173      120,362
                                                    ----------     ----------


Total assets                                       $  246,091     $  291,836
                                                    ==========     ==========


                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                   As of March 31, 1998 and December 31, 1997


                                                       1998            1997
                                                     --------        --------
        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities           $   5,915        $  11,322
 Accounts payable, related parties                     12,519           19,912
 Current portion of long term debt                     17,380           22,172
                                                     -----------      ---------
     Total current liabilities                         35,814           53,406
                                                     -----------      ---------

Long term debt, less current portion                   10,655           10,153
                                                     -----------      ---------


Shareholders' equity
 Common stock,$.01 par value; 50,000,000
  shares authorized; 1,295,286 and 1,295,286
  shares issued and outstanding at
  March 31, 1998 and December 31, 1997                 12,896           12,896
 Additional paid in capital                           326,538          326,538
 Retained earnings                                   (139,812)        (111,157)
                                                    -----------      ----------
Total shareholders' equity                            199,622          228,277
                                                    -----------      ----------


Total liabilities and shareholders' equity          $ 246,091       $  291,836
                                                    ===========      ==========


              Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
               For the three months ended March 31, 1998 and 1997


                                                     1998            1997
                                                  --------         --------

Revenues
 Oil and gas revenue                           $     11,145      $   47,396
 Equipment rental                                       843           8,724
 Revenue from lease operations                        2,072           1,467
 Reimbursements                                         -             1,156
 Dividend income                                      1,201           1,226
                                                  ----------      ----------
                                                     15,261          59,969
                                                  ----------      ----------

Expenses
 Lease operations                                    12,611          25,413
 Depreciation and depletion                           3,189           5,775
 General and administrative                          25,946          25,342
 Interest expense                                     2,170           2,388
                                                  ----------      ----------
                                                     43,916          58,918
                                                  ----------      ----------

Net earnings (loss) before taxes                    (28,655)          1,051

Income taxes                                            -               -
                                                  ----------      ----------

Net earnings (loss)                              $   (28,655)    $    1,051
                                                  ===========     =========


Net earnings (loss) per share of common stock    $      -               -
                                                 ===========      =========

Weighted average shares outstanding                1,295,286       1,289,796
                                                 ===========      ==========


             Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
               For the three months ended March 31, 1998 and 1997


                                                          1998         1997
                                                        --------     -------

Cash flows from operating activities
 Net earnings (loss)                                   $ (28,655)   $  1,051
 Reconciliation  of net earnings (loss) to
  net cash provided (used) by operating
  activities:
 Depreciation and depletion                                3,189       5,775
 (Increase) decrease in accounts receivable               64,600       9,797
 Increase (decrease) in accounts payable                 (12,800)     (6,949)
                                                       -----------  ----------
Net cash provided (used) by operating activities          26,334       9,674
                                                       -----------  ----------

Cash flows from investing activities
Net cash provided (used) by investing activities          -              -
Cash flows from financing activities
 Repayment of debt                                       (4,290)      (8,381)
                                                       ----------   ----------
Net cash provided (used) by financing activities         (4,290)      (8,381)
                                                       ----------   ----------

Increase (decrease) in cash                              22,044        1,293

Cash at beginning of period                              80,457       119,721
                                                       ----------   ----------
Cash at end of period                                $  102,501    $  121,014
                                                       ==========   ==========


Supplemental cash flow information:
       Income tax paid                               $    -        $    -
       Interest paid                                     2,187          2,429
                                                       ==========   ==========



             Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and Results of Operations:


During the first quarter of 1998, the assets of the Company amounted to $246,091 showing a decrease of $134,376 from the first quarter 1997 assets. The decrease in assets is mainly due to the sale of the New York properties at 12/31/97.



Revenues and Operating Expenses:


Total revenue for the first quarter of 1998 was $15,261 compared to $59,969 for the first quarter of 1997, with a 1998 first quarter net loss of $28,655 compared to a net earnings of $1,051 in the 1997 first quarter. This decrease in revenue and net earnings is primarily due to a decrease in oil and gas prices, a decrease in equipment rental and to the sale of the New York properties on 12/31/97.

Lease operating expenses in the first quarter 1998 decreased $12,802 from the first quarter 1997 lease operating expenses because of the sale of the New York properties on 12/31/97.

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





                                                 Loch Exploration, Inc.



Date:  May 8, 1998                            s/ Glenn L. Loch, President
                                                -------------------------
                                                 Glenn L. Loch, President