Form 10-Q
period 1998-06-30
LOCH EXPLORATION INC
filed 1998-08-14
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended June 30, 1998 Commission File # 0-9129


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

                    YES X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock - $.01 par value                       1,295,286
  (Title of Class)                           (Number of shares Outstanding
                                                  on June 30, 1998)

                               Hess & Rohmer, P.C.
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                  (940)665-0738



                         ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of June 30, 1998 and December 31, 1997, and the related statements of operations and cash flows for the six months ended June 30, 1998 and 1997, and the related statements of operations for the three months ended June 30, 1998 and June 30, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Hess & Rohmer, P.C.
A Professional Corporation
Certified Public Accountants


August 7, 1998

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                    As of June 30, 1998 and December 31, 1997


                                                      1998           1997
                                                   ---------      ---------
                        ASSETS
Current assets
 Cash                                             $   81,287     $  80,457
 Trade accounts receivable                             8,605        12,067
 Accounts receivable, related parties                  7,750        33,449
 Other accounts receivable                                -         45,000
 Other current assets                                     -            501
                                                   ---------      ---------
 Total current assets                                 97,642       171,474


Property and equipment - at cost
 Oil and gas properties (full cost method)           122,262       125,777
 Equipment                                            78,891        78,891
 Accumulated depreciation and depletion              (89,314)      (84,306)
                                                   ----------     ----------
 Total property and equipment                        111,839       120,362


Other assets
 Organizational costs                                    620           -
                                                   ----------     ----------


Total assets                                       $ 210,101    $  291,836
                                                   ==========    ===========



 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                    As of June 30, 1998 and December 31, 1997


                                                         1998           1997
                                                      ---------       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued liabilities             $  2,392       $  11,322
 Accounts payable, related parties                       5,459          19,912
 Debentures payable                                     23,745          22,172
                                                      ---------       ---------
 Total current liabilities                              31,596          53,406


Long term debt, less current portion                      -             10,153
                                                      ---------       ---------


Total liabilities                                       31,596          63,559


Shareholders' equity
 Common stock,$.01 par value;50,000,000
 shares authorized; 1,295,286 and
 1,295,286 shares issued and outstanding
 at June 30, 1998 and December 31, 1997                 12,896          12,896
 Additional paid in capital                            326,538         326,538
 Retained earnings                                    (160,929)       (111,157)
                                                     -----------     ----------
 Total shareholders' equity                            178,505         228,277
                                                     -----------     ----------


Total liabilities and shareholders' equity            $ 210,101     $  291,836
                                                     ===========     ==========



  Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
                 For the six months ended June 30, 1998 and 1997


                                                       1998              1997
                                                    ----------       ----------
Revenues
 Oil and gas revenue                               $   21,691       $   78,325
 Equipment rental                                       1,336           14,364
 Revenue from lease operations                          4,590            3,424
 Reimbursements                                           -              1,156
 Gain on sale of oil property                           1,370              -
 Dividend income                                        2,198            2,434
                                                    ----------       ----------
                                                       31,185           99,703
                                                    ----------       ----------

Expenses
 Lease operations                                      20,536           50,495
 Depreciation and depletion                             6,378           11,550
 General and administrative                            49,651           53,708
 Interest expense                                       4,392            4,666
                                                    ----------       ----------
                                                       80,957          120,419
                                                    ----------       ----------

Net earnings (loss) before taxes                      (49,772)         (20,716)

Income taxes                                              -                -
                                                    ----------       ----------

Net earnings (loss)                                $  (49,772)      $  (20,716)
                                                    ==========       ==========

Net earnings (loss) per share of common stock      $    (0.04)      $    (0.02)
                                                    ==========       ==========

Weighted average shares outstanding                  1,295,286        1,289,286
                                                    ==========       ==========



 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
                For the three months ended June 30, 1998 and 1997


                                                       1998              1997
                                                    ----------       ----------
Revenues
 Oil and gas revenue                                $  10,545       $   30,930
 Equipment rental                                         494            5,640
 Revenue from lease operations                          2,518            1,957
 Gain on sale of oil property                           1,370              -
 Dividend income                                          997            1,207
                                                    ----------       ----------
                                                       15,924           39,734
                                                    ----------       ----------

Expenses
 Lease operations                                       7,925           25,082
 Depreciation and depletion                             3,189            5,775
 General and administrative                            23,705           28,367
 Interest expense                                       2,222            2,277
                                                    ----------       ----------
                                                       37,041           61,501
                                                    ----------       ----------

Net earnings (loss) before taxes                      (21,117)         (21,767)

Income taxes                                              -                -
                                                    ----------       ----------

Net earnings (loss)                                 $ (21,117)      $  (21,767)
                                                    ==========       ==========

Net earnings (loss) per share of common stock       $   (0.02)      $    (0.02)
                                                    ==========       ==========

Weighted average shares outstanding                  1,295,286       1,289,286
                                                    ==========       ==========



           Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
                 For the six months ended June 30, 1998 and 1997


                                                            1998        1997
                                                        ----------   ----------
Cash flows from operating activities
 Net earnings (loss)                                    $ (49,772)  $  (20,716)
 Reconciliation of net earnings (loss) to net cash
 provided (used) by operating activities:
 Depreciation and depletion                                 6,378       11,550
 Gain on sale of oil property                              (1,370)         -
 (Increase) decrease in accounts receivable                74,662       19,805
 Increase (decrease) in accounts payable                  (23,383)      (6,612)
                                                         ----------  ----------
Net cash provided (used) by operating activities            6,515        4,027
                                                         ----------  ----------

Cash flows from investing activities
 Sale of oil property                                       3,515          -
 Organizational costs                                        (620)         -
                                                         ----------   ---------
Net cash provided (used) by investing activities            2,895          -
                                                         ----------   ---------

Cash flows from financing activities
 Repayment of debt                                         (8,580)     (16,877)
                                                         ----------   ---------
Net cash provided (used) by financing activities           (8,580)     (16,877)
                                                         ----------   ---------

Increase (decrease) in cash                                   830      (12,850)

Cash at beginning of period                                80,457      119,721
                                                         ----------   ---------

Cash at end of period                                    $ 81,287    $ 106,871
                                                         ==========   =========



Supplemental cash flow information:
 Income tax paid                                         $    -      $     -
 Interest paid                                              4,409        4,745
                                                          ========    =========



  Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and
Results of Operations:


At the end of the second quarter of 1998, the assets of the Company amounted to $210,101 showing a decrease of $140,440 from the second quarter 1997 assets. The decrease in assets is mainly due to the sale of the New York properties at 12/31/97 and a decrease in accounts receivable.



Revenues and Operating Expenses:


Total revenue for the second quarter of 1998 was $15,924 compared to $39,734 for the second quarter of 1997. This decrease in revenue is primarily due to a decrease in oil and gas prices, a decrease in equipment rental and to the sale of the New York properties on 12/31/97.

Lease operating expenses in the second quarter 1998 decreased $17,157 from the second quarter 1997 lease operating expenses because of the sale of the New York properties on 12/31/97.

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





                                                    Loch Exploration, Inc.





Date:  August 7, 1998                             Glenn L. Loch, President
                                                 --------------------------
                                              s/ Glenn L. Loch, President