Form 10-Q
period 1998-09-30
LOCH EXPLORATION INC
filed 1998-11-13
CIK 313041

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarter Ended September 30, 1998 Commission File # 0-9129


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

                    YES X                              NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock - $.01 par value                          1,295,286
     (Title of Class)                           (Number of shares Outstanding
                                                  on September 30, 1998)

                              Hess & Rohmer, P. C.
                                 316 W. Broadway
                            Gainesville, Texas 76240
                                  (940)665-0738

                         ACCOUNTANTS' COMPILATION REPORT



Loch Exploration, Inc.
Gainesville, Texas


We have compiled the accompanying balance sheet of Loch Exploration, Inc. as of September 30, 1998 and December 31, 1997, and the related statements of operations and cash flows for the nine months ended September 30, 1998 and 1997, and the related statements of operations for the three months ended September 30, 1998 and September 30, 1997, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

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




Hess & Rohmer, P.C.
A Professional Corporation
Certified Public Accountants


November 6, 1998

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                 As of September 30, 1998 and December 31, 1997


                                                         1998          1997
                                                        -------       -------
ASSETS
Current assets
 Cash                                                 $ 66,184      $ 80,457
 Trade accounts receivable                              10,805        12,067
 Accounts receivable, related parties                   14,305        33,449
 Other accounts receivable                                   -        45,000
 Note receivable, related party                          4,000            -
 Other current assets                                        -           501
                                                      ---------      ---------
 Total current assets                                   95,294        171,474
                                                      ---------      ---------


Property and equipment - at cost
 Oil and gas properties (full cost method)             122,262        125,777
 Equipment                                              60,060         78,891
 Accumulated depreciation and depletion                (80,771)       (84,306)
                                                      ---------      ---------
 Total property and equipment                          101,551        120,362
                                                      ---------      ---------


Other assets
 Organizational costs                                      620             -
                                                      ---------      ----------

Total assets                                        $  197,465     $   291,836
                                                      =========      ==========


                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                                 Balance Sheets
                 As of September 30, 1998 and December 31, 1997


                                                        1998            1997
                                                      ---------      ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued liabilities           $   3,820       $  11,322
  Accounts payable, related parties                      7,858          19,912
  Debentures payable                                    19,455          22,172
                                                      ---------      ----------
  Total current liabilities                             31,133          53,406


Long term debt, less current portion                       -            10,153
                                                      ---------      ----------



Shareholders' equity
  Common stock,$.01 par value;50,000,000
   shares authorized; 1,295,286 and
   1,295,286 shares issued and
   outstanding at September 30, 1998
   and December 31, 1997                                12,896          12,896
  Additional paid in capital                           326,538         326,538
  Retained earnings                                   (173,102)       (111,157)
                                                      ---------       ---------

  Total shareholders' equity                           166,332         228,277
                                                      ---------       ---------


Total liabilities and shareholders' equity          $  197,465      $  291,836
                                                      =========       =========


                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
              For the nine months ended September 30, 1998 and 1997


                                                        1998              1997
                                                       -----              -----
Revenues
  Oil and gas revenue                                $  34,276       $ 113,058
  Equipment rental                                       4,282          14,900
  Revenue from lease operations                          6,591           7,131
  Reimbursements                                            -            2,156
  Gain on sale of oil property                          11,602              -
  Dividend income                                        2,958           3,471
                                                      ---------       --------
                                                        59,709         140,716
                                                      ---------       --------


Expenses
  Lease operations                                      28,806          76,760
  Depreciation and depletion                             9,567          17,325
  General and administrative                            76,702          75,835
  Interest expense                                       6,579           6,880
                                                      ---------       ---------
                                                       121,654         176,800
                                                      ---------       ---------

Net earnings (loss) before taxes                       (61,945)        (36,084)

Income taxes                                                -               -
                                                      ---------       ---------

Net earnings (loss)                                 $  (61,945)      $ (36,084)
                                                      =========       =========

Net earnings (loss) per share of common stock       $     (.05)       $   (.03)
                                                      =========       =========

Weighted average shares outstanding                   1,295,286       1,289,286
                                                      ==========     ==========


                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Operations
             For the three months ended September 30, 1998 and 1997


                                                         1998           1997
                                                        -------        -------
Revenues
  Oil and gas revenue                                 $  12,586      $  34,733
  Equipment rental                                        2,946            536
  Revenue from lease operations                           2,001          3,708
  Reimbursements                                             -           1,000
  Gain on sale of oil property                           10,232             -
  Dividend income                                           760          1,037
                                                        --------       -------
                                                         28,525         41,014
                                                        --------       -------


Expenses
  Lease operations                                        8,271         26,265
  Depreciation and depletion                              3,189          5,775
  General and administrative                             27,051         22,128
  Interest expense                                        2,187          2,214
                                                        --------       -------
                                                         40,698         56,382
                                                        --------       -------

Net earnings (loss) before taxes                        (12,173)       (15,368)

Income taxes                                                -               -
                                                        --------      ---------

Net earnings (loss)                                   $ (12,173)     $ (15,368)
                                                        ========      =========

Net earnings (loss) per share of common stock         $     -        $     -
                                                        ========      =========

Weighted average shares outstanding                     1,295,286     1,289,286
                                                        ==========    ==========


                 Unaudited - see accountants' compilation report

                             LOCH EXPLORATION, INC.
                            Statements of Cash Flows
              For the nine months ended September 30, 1998 and 1997


                                                             1998        1997
                                                           --------    --------
Cash flows from operating activities
  Net earnings (loss)                                     $ (61,945) $ (36,084)
  Reconciliation of net earnings (loss) to net cash
  provided (used) by operating activities:
  Depreciation and depletion                                  9,567     17,325
  Gain on sale of oil property                              (11,602)       -
  (Increase) decrease in accounts receivable                 65,907     10,072
  Increase (decrease) in accounts payable                   (19,556)       187
                                                           --------    -------
Net cash provided (used) by operating activities            (17,629)    (8,500)


Cash flows from investing activities
  Sale of oil property                                       22,015         -
  Organizational costs                                         (620)        -
  Note receivable                                            (4,000)        -
  Purchased equipment                                        (1,169)        -
  Purchased leaseholds and workovers                             -      (5,305)
                                                           ---------   --------
Net cash provided (used) by investing activities             16,226     (5,305)
                                                           ---------   --------

Cash flows from financing activities
  Repayment of debt                                         (12,870)   (23,036)
                                                           ---------   ---------
Net cash provided (used) by financing activities            (12,870)   (23,036)
                                                           ---------   ---------

Increase (decrease) in cash                               $ (14,273)  $(36,841)
                                                            ========  =========

Cash at beginning of period                               $  80,457   $119,721
                                                            ========  =========

Cash at end of period                                     $  66,184   $ 82,880
                                                            ========   ========



Supplemental cash flow information:
  Income tax paid                                        $     -      $    -
                                                            ========   ========
  Interest paid                                               5,852     6,169
                                                            ========   ========



                 Unaudited - see accountants' compilation report

Management's Discussion and Analysis of Financial Conditions and
Results of Operations:


At the end of the third quarter of 1998, the assets of the Company amounted to $197,465 showing a decrease of $138,348 from the third quarter 1997 assets. The decrease in assets is mainly due to the sale of the New York properties at 12/31/97 and a decrease in accounts receivable.



Revenues and Operating Expenses:


Total revenue for the third quarter of 1998 was $28,525 compared to $41,014 for the third quarter of 1997. This decrease in revenue is primarily due to a decrease in oil and gas prices and to the sale of the New York properties on 12/31/97.

Lease operating expenses in the third quarter 1998 decreased $17,994 from the third quarter 1997 lease operating expenses mainly because of the sale of the New York properties on 12/31/97.

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





                                               Loch Exploration, Inc.






Date:  November 6, 1998                       s/ Glenn L. Loch
                                               ---------------------------
                                                 Glenn L. Loch, President