Form 10-K405
period 1998-12-31
DESIGN AUTOMATION SYSTEMS INC
filed 1999-04-16
CIK 313041

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                     FORM 10-K


   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                                        [OR]

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

Commission File Number:  0-9129

                          DESIGN AUTOMATION SYSTEMS, INC.
                      formerly known as LOCH EXPLORATION, INC.
               (Exact name of registrant as specified in its charter)

             TEXAS                                         75-1657943
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

                              3200 WILCREST, SUITE 370
                             HOUSTON, TEXAS 77042-3366
                      (Address of principal executive offices)

                                   (713) 784-2374
                (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: NONE

            Securities Registered Pursuant to Section 12(g) of the Act:
                       Common Stock, par value $.01 per share


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Registrant's revenues for the year ended December 31, 1998 were $127,353.


The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the last sales price as quoted by the OTC Electronic Bulletin Board on April 9, 1999 was $19,093,919. As of April 9, 1999, the registrant had 20,904,700 shares of common stock outstanding.


Documents Incorporated by Reference: None.

                                 TABLE OF CONTENTS

                                       PART I

ITEMS                                                                     PAGE
ITEM 1     DESCRIPTION OF BUSINESS . . . . . . . . . . . . . . . . . . . . . 1
ITEM 2     DESCRIPTION OF PROPERTY . . . . . . . . . . . . . . . . . . . . .10
ITEM 3     LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . .13
ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . .13



                                      PART II

ITEM 5     MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER
           MATTERS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .13
ITEM 6     SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . .15
ITEM 7     MANAGEMENT=S DISCUSSION AND ANALYSIS. . . . . . . . . . . . . . .16
ITEM 8     FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . .21
ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . .21



                                      PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTANT. . . . . . . . .21
ITEM 11   EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . .22
ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . .24
ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . .24
ITEM 14   EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . . .25

                                        PART I

ITEM 1         DESCRIPTION OF BUSINESS

     INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     Some of the statements contained in this Form 10-K for Design Automation Systems, Inc. (the "Company") discuss future expectations, contain projections of results of operation or financial condition or state other "forward-looking" information. The Company wishes to caution readers not to place undue reliance on any forward-looking statements as these statements are subject to known and unknown risks, uncertainties, and other factors that could cause the actual results to differ materially from those contemplated by the statements. The forward-looking information is based on various factors and is derived using numerous assumptions. Important factors that may cause actual results to differ from projections include, but are not limited to:

- the success or failure of management's efforts to implement the Company's business strategy;
-    the loss of any of the Company's significant vendors;
-    the loss of any of the Company's significant customers;
-    the uncertainty of consumer demand for our products;
-    the failure to fulfill product orders in a timely and effective manner;
-    the ability of the Company to compete with major established companies;
-    the failure to effectively integrate acquired companies;
-    the effect of changing economic conditions;
-    the ability of the Company to attract and retain quality employees; and
-    other risks which may be described in future filings with the SEC.

     The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

HISTORY

     The Company is a Texas corporation, which was originally incorporated under the name Loch Exploration, Inc. in June 1979, and historically engaged generally in the oil and gas business. In April 1989, the Company filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989. In connection with the Plan, approximately 70,000 shares of Company common stock were issued to former stockholders. In December 1998, the Company transferred all of its assets and liabilities to Loch Energy, Inc. ("LEI"), in exchange for 1,295,286 shares of Company common stock, whereby LEI became a subsidiary of the Company. In January 1999, the Company acquired all of the issued and outstanding capital stock of Design Automation Systems Incorporated, a private company, ("DASI") in exchange for 16,560,000 shares of Company common stock. The acquisition of DASI was intended to qualify as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1984, as amended. The acquisition of DASI was accounted for as a purchase. In April 1999, DASI was merged into the Company, and the Company's Articles of Incorporation were amended to change the name of the Company to Design Automation Systems Incorporated. The Company operates as a system integrator, custom programmer and dealer of security solution through the parent corporation, and conducts the oil and gas business through its subsidiary, LEI. The Company has agreed to distribute the shares of LEI common stock held by the Company to the Company stockholders of record as of December 2, 1998. The distribution is expected to be complete in the second quarter of fiscal year 1999. Upon completion of the distribution, the Company and LEI will operate as completely separate entities, with the ongoing business of the Company being that of the parent company. The Company's executive offices are located at 3200 Wilcrest, Suite 370, Houston, Texas 77042 and its telephone number is (713) 784-2374.

PARENT BUSINESS

     RECENT DEVELOPMENTS

     In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc., an information technology consulting firm, in an arms length transaction between the Company and the two stockholders of COAD. The consideration for the acquisition was: (1) 600,000 shares of Company common stock, (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and (3) for a period of 24 months each COAD stockholder will receive a 20% royalty on gross sales revenues of SQLACE products. The two stockholders of COAD entered into employment agreements, which terminate in December 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase. The acquisition of COAD has been deemed "significant," accordingly, separate historical and pro forma financial statements will be filed on Form 8-K.

     GENERAL

     The Company engages in the business of providing computer system integration specializing in UNIX client server architecture and its components, and offering system management services with a complete software selection. The Company's integration services assist customers in dealing with issues during the entire life cycle of their systems; including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems including system availability and performance, UNIX/Microsoft Windows NT integration, client server database implementation, network security, and internet/intranet electronic commerce/electronic business World Wide Web application deployment.

     Management believes that its success is attributed principally to its technical expertise, marketplace relationships, vendor alliances, direct sales strategy and customer service orientation. The Company intends to grow primarily through the acquisition of other strategic, geographically located value-added reseller businesses and consulting service businesses with similar characteristics to the Company, and leveraging the common pool of resources created by such acquisitions.

     INDUSTRY BACKGROUND

     Dealing with the forces of change such as eroding profit margins, shrinking business cycles and increased global competition has become a central issue for businesses. Organizations of all sizes have recognized information technology as being a competitive advantage in coping with such market forces. These organizations have also realized that systems built on networked technology, including client server databases, Internet protocol ("IP") based networks and the internet/intranet electronic commerce/electronic business systems can be more effective in enabling this competitive advantage than are legacy systems built on older technology.

     The increasingly complex nature and rapid change in technology has created increased demand for companies with the expertise to design, integrate, implement and manage the technology. This requires the services of a systems integrator that has the proper blend of vendor relationships, resources, technical expertise, products and services to integrate these technologies. In recognition of the increasing complexity of computer systems and technologies, growing numbers of technology users have been utilizing systems integrators to coordinate their acquisition of information technology services and products. Management believes that the relationships of value-added resellers and consulting services with certain industry-leading technology vendors provide them with access to resources such as technical training, technical documentation, evaluation units and leading-edge industry information. These resources represent significant value to large and mid-sized companies that typically do not maintain such in-house resources. Management also believes that reduced cost, increased productivity and broader sales coverage, particularly in the burgeoning middle market, is motivating technology vendors to sell their products through the value-added channel. Given these market forces, management believes that value-added resellers such as the Company will be well positioned to capitalize on anticipated growth in the industry.

     BUSINESS STRATEGY

     The Company's objective is to provide customers with comprehensive information technology products, services and support. Management plans to achieve this goal through a combination of growth through acquisition and accelerated internal growth. The Company intends to carryout the following strategies.

     EXPANDING NEW AND EXISTING MARKETS THROUGH ACQUISITIONS: The Company intends to pursue an aggressive acquisition strategy to enhance its position in its current markets and acquire operations in new markets. In particular, the Company will focus its acquisition strategy on candidates that have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and which may benefit from the synergies offered by the Company's acquisition strategy. Management believes the Company will have many acquisition opportunities in a fragmented market and be able to offer the management of these acquisition candidates an opportunity to continue operating their respective businesses, as well as, to participate in a company with a growth strategy and liquid trading market for its securities.
 The Company looks forward to expanding into new and existing markets by acquiring well-established value-added resellers that are leaders in their regional markets. Given the size and highly fragmented composition of the industry, the Company believes that there is an opportunity to implement a market roll-up program within the value-added reseller and consulting industry.

     ACCELERATING INTERNAL GROWTH: A key component of the Company's strategy is to accelerate internal growth of the Company's existing business as well as the existing business of its acquisitions. The Company expects that internal growth can be accelerated by:

     APPLYING ADDITIONAL RESOURCES TO CURRENT OPERATIONS: The value-added reseller organizations, which the Company expects to acquire, are primarily small, privately held companies. The Company intends to facilitate internal growth of these acquisitions by providing them with access to capital resources and technical expertise in product procurement and integration services.

     LEVERAGE ADDITIONAL OPPORTUNITY THROUGH THE COLLECTIVE SKILL SET: While the collective skills of the acquired companies may have a high degree of overlap there will also be technical and market areas that are unique to particular companies. The Company intends to create an environment in which each of the acquired companies is able to cross-leverage their unique skills and markets for the benefit of the entire organization. Management believes this will result in increased operating efficiencies without proportionate increases in administrative costs.

     INCREASE SERVICES REVENUES: The Company plans to implement a marketing initiative designed to increase service revenues through the development of standardized service packages. The Company intends to create standardized service packages in several areas, including systems administration, database administration, security and systems and network performance tuning. Management believes that such service packages will make the Company's products and services more cost-effective and accessible to customers as well as increase the Company's profit margins.

     DEVELOPMENT OF IDENTITY: The Company intends to produce marketing materials and develop the market image and reputation of the Company as a "national organization" of regional companies, with the goal of providing business opportunities which would not normally be available to a regional company.

     ACQUISITION STRATEGY

     The Company believes there are many attractive acquisition candidates in its industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. The Company intends to pursue an aggressive acquisition program to consolidate and enhance its position in its current market and to acquire operations in new markets.

     Initially, the Company intends to expand its business through selective, strategic acquisitions of other companies with complementary businesses in a revenue range of $5 million to $15 million per annum. Management believes that companies in this range of revenues may be receptive to the Company's acquisition program as often they are too small to be identified as acquisition targets of larger public companies or to attempt independently their own public offerings. In particular, the Company intends to focus its acquisition strategy on candidates which have a strong relationship with key technology vendors, a proven record of delivering high-quality network computing solutions, enterprise resource planning/enterprise relationship management ("erp/erm") consulting services, e-business solutions, and a customer base of large and mid-sized companies.

     The Company believes it can successfully implement its acquisition strategy due to:

-    the highly fragmented composition of the market;

- its strategy for creating a national company, which should enhance the acquired Company's ability to compete in its local and regional market through an expansion of offered services and lower operating costs;

- the additional capital that management anticipates will become available for internal growth;

- the potential for increased profitability as a result of the Company's centralization of certain administrative functions, greater purchasing power, and economies of scale;

-    the Company's status as a public corporation;

- a decentralized management strategy, which should, in most cases, enable the acquired Company's management to remain involved in the operation of the Company; and

- the ability to utilize its experienced management in identifying acquisition opportunities.

     A "first tier acquisition" is defined by management as one that creates a significant presence for the Company in a new geographic market. The Company intends, where possible, to make a first tier acquisition in a targeted market by acquiring an established, high quality local company. The Company will retain the management as well as the operating, sales and technical personnel of a first tier acquisition to maintain continuity of operations and customer service. The Company will seek to increase an acquired company's revenues and improve its profitability by implementing the Company's operating strategies for internal growth.

     A "second tier acquisition," on the other hand, will more likely occur in an existing market, will be smaller than a first tier acquisition and will enable the Company to offer additional services or expand into secondary markets within the region already served. When justified by the size and business line of an existing market acquisition, the Company expects to retain the management, along with the operating, sales and technical personnel of the acquired company while seeking to improve that company's profitability by implementing the Company's operating strategies. The Company also contemplates effecting second tier acquisitions of small companies or individual systems integration operations in existing markets. Management believes in most instances, operations acquired by a second tier acquisition will be able to be integrated into the Company's existing operations in that market, resulting in elimination of duplicative overhead and operating costs.

     PRODUCTS AND SERVICES

     The Company is a provider of data processing computing solutions. The Company markets a broad range of information technology products and services intended to transform discrete hardware and software components into an integrated system. The Company offers integration services which assist customers in dealing with issues during the entire life cycle of their systems, including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems including system availability and performance, UNIX/Microsoft Windows NT integration, client server database implementation, network security, internet/intranet, e-business/e-commerce, erp/erm implementation and World Wide Web application deployment.

     The Company's customer base varies in range from relatively small companies to Fortune 1,000 and other large and mid-sized companies. They are geographically located in the Continental United States, primarily in Texas,

Oklahoma, Missouri, Massachusetts and Louisiana; and they span various industries including manufacturing, telecom, publishing, financial, hospitality, distribution, energy, education, and state and local government. For the year ended December 31, 1998, two of the Company's customers accounted for 64% of its account receivable balances. The loss of either of these customers could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company's ability to deliver integrated solutions is principally attributable to its technical expertise and its value-added reseller agreements with industry-leading vendors of information technology products such as Sun Microsystems Computer Corporation, International Business Machines Corp., Hewlett-Packard Company, Oracle Corporation, Check Point Software Technologies, Ltd., Peoplesoft, Inc., Siebel Systems, Inc. and Cisco Systems, Inc. To date, most of the Company's revenues have been derived from the resale of products from these vendors.

     In July 1992, the Company entered into an Indirect Value Added Reseller Agreement with Sun Microsystems whereby the Company is authorized to purchase certain Sun Microsystems products from a designated Sun Microsystems authorized master distributor and to resell those products in the United
States to end users other than the federal government. Sun Microsystems pays the Company 2.36% of the value of its purchases of products for the Company's reseller services. The agreement is automatically renewed on an annual basis, but may be terminated by either party without cause upon 90 days written notice. The Company has been a value added reseller of Sun Microsystems products since 1988.

     Effective January 1998, the Company entered into a Distributor Authorized Reseller Agreement with Hewlett-Packard and Client Systems, LLC whereby the Company was designated an authorized reseller of Hewlett-Packard
products through Client Systems, LLC.   The agreement is automatically
renewed on an annual basis, but may be terminated by any party without cause upon 30 days written notice or with cause upon 15 days written notice. The Company has been a value added reseller of Hewlett-Packard products since 1991.

     In September 1998, the Company entered into a Distributor Authorized Reseller Agreement with Hewlett-Packard and Hall-Mark Computer Products whereby the Company was designated an authorized reseller of Hewlett-Packard products through Hall-Mark Computer Products. The agreement is automatically renewed on an annual basis, but may be terminated by any party without cause upon 30 days written notice or with cause upon 15 days written notice.

     Effective October 1998, the Company entered into a Business Partner Agreement with IBM and Hall-Mark Computer Products whereby the Company was designated an authorized reseller of IBM products and services through Hall-Mark Computer Products. The agreement is automatically renewed on an annual basis, but may be terminated by any party with or without cause upon 90 days written notice. The Company has been a value added reseller of IBM products since 1991.

     For the year ended December 31, 1998, the Company purchased approximately 82% of its inventory from the foregoing vendors. The loss of any of these vendors could have a material adverse effect on the Company's business,
results of operations and financial condition.   Additional sales are accrued
to small, niche vendors whose products augment those of the three major hardware vendors in areas such as backup management, security and network and infrastructure management. The Company has also established relationships with leading aggregators of computer hardware and software products. These agreements enable the Company to provide its customers with competitive product pricing, ready product availability and services such as electronic product ordering, product configuration and testing and product warehousing and delivery.

     The Company plans to implement a marketing initiative designed to increase services revenues through the development of standardized service packages. The Company intends to create standardized service packages in several areas, including systems administration, database administration, security and systems and network performance tuning. Management believes that such service packages will make the Company's products and services more cost-effective and accessible to customers as well as increase the Company's profit margins.

     The Company has a strategy for providing products and services in four practice areas. They are: Network Interoperability; Information Technology Management; Electronic Business and Electronic Commerce; and Database and Erp/Erm Application Integration. The Company's business strategy is to combine market-leading products with its highly skilled technical personnel to deliver comprehensive information technology solutions based within these practice areas to new and existing customers.

     NETWORK INTEROPERABILITY

     Management believes there is a tremendous opportunity for system integrators in view of the split in the business community over the use of computer operating systems between UNIX and Microsoft Windows NT. UNIX appears to have captured a larger share of the enterprise-computing environment, whereas Windows NT has a larger percentage of the workgroup server and desktop market. The traditional enterprise application such as financial applications, distribution, manufacturing and order entry are typically run in a UNIX or mainframe environment, whereas the workgroup technologies that have been commonly deployed on the Internet have been typically rendered on the Windows NT platform. In order for applications such as SAP, BAAN and Peoplesoft to be made available over the Internet, UNIX and Windows NT must be effectively integrated to a reliable and stable computing infrastructure. This creates tremendous opportunities for systems integrators such as the Company to provide network interoperability services to middle market and Fortune 1000 companies.

     The Company designs networks, conducts performance audits, integrates differing technologies and provides consulting services for issues such as data backup and restore, disaster recovery, and server consolidation. All of these services are designed to drive product sales in the areas of enterprise and departmental servers, software licenses, network components, UNIX workstations, and related equipment.

     INFORMATION TECHNOLOGY MANAGEMENT

     The growth in internet activity and connections has provided a huge opportunity for business, however, at the same time it has exposed businesses to risk through unauthorized access to corporate data which is mission-critical and confidential. It is more important now than ever to ensure that customer networks and data are secure. The Company has built a practice around data and network security, which is a rapidly growing market.
 The service and product offerings in this area are numerous. From a product standpoint, the Company offers software for firewalls, virus protection, attack recognition, content protection, network monitoring, data encryption, and user authentication. From a services perspective, the Company's offerings include services to build a security policy, design and implement security solutions, perform penetration testing, carry out security audits, and provide training and support.

     ELECTRONIC BUSINESS AND ELECTRONIC COMMERCE

     While electronic business and electronic commerce are different, they share the same underlying technologies and quite often go hand-in-hand. The advent of the Internet has brought electronic business to virtually every aspect of business. While growth in this area has paved the way for companies to do business over the Internet (inter-company communication as well as business to business electronic commerce), it has also created a technology management nightmare for corporations around the world. Products from a multitude of hardware and software vendors have created a mixture of incompatible technologies. The Company helps these customers design, and build networks that will become the infrastructure not only for electronic business, but for electronic commerce as well. Electronic business is no longer being looked at as a novelty. It is now being viewed by many medium and large-sized companies as a necessity. Unfortunately, these systems have not been designed with the features that are necessary to achieve compatibility among systems. The Company provides the correct mix of computer hardware, software and expertise to design and implement networks and e-business/e-commerce systems. The Company can help evaluate, select, test, design, implement, and support networks for a variety of end users from small single location users to large industrial multi-location users.

     DATABASE AND APPLICATION INTEGRATION

     As data has proliferated within corporations, it has done so using many formats, technologies, and system platforms. For example, manufacturing and distribution information may be stored on a mainframe or enterprise UNIX system while sales and marketing information is possibly stored on NT Servers in small departmental networks and product information is being stored on UNIX based engineering workstations and networks. This data is often fragmented, stored in many different products and formats, and can be difficult to access and consolidate. Data needs to be integrated with information that is currently available on a company's web-site, and made accessible in a secure manner. This data fragmentation has created a need to develop systems that will standardize and centralize data storage and delivery techniques. The Company offers implementation and custom development services for erp/erm products that are designed to accomplish fulfill this need.

     SALES AND MARKETING

     The Company currently focuses its marketing and sales efforts on referrals from vendors and major corporations through its direct sales and marketing staff. The Company believes that its direct sales and support, including having salespersons serve as client-relationship managers, lead to better account penetration and management, better communications and long-term relationships with its customers and more opportunities for follow-on sales of products and services to its existing client base. To date, the Company has focused its sales and marketing efforts on large and mid-sized customers within the Continental United States, principally in Texas, Oklahoma, Missouri, Massachusetts and Louisiana.

     As part of its business strategy, the Company intends to expand the size of the Company's sales and marketing staff. Historically, the Company has conducted limited marketing. Most business has been made through referrals from direct sales calls made by individual sales personnel, and some referrals from vendors. Each salesperson's compensation is 100% commission-based. Sales personnel derive sales leads from individual business contacts, the marketing department's efforts and from customer referrals from suppliers and vendors, many of whom receive requests from customers seeking an authorized reseller to design and install their new systems.

     The Company benefits from the name recognition of the products that it sells and has successfully leveraged its relationships with vendors and manufacturers to build strong product and service sales. Management expects to continue to utilize these relationships. Management believes additional significant business opportunities with some of its major global and national customers will develop as a result of the implementation of the Company's acquisition strategy.

     The Company intends to hire additional sales and service personnel as the business grows. The Company's sales and marketing focus continues to be technology-driven, with systems engineers participating with direct sales personnel as part of a team approach to sales and marketing. Sales personnel also participate in training programs designed to introduce new products and new versions of existing products and to provide industry information and sales technique instruction. Management believes that it maintains a competitive advantage by hiring highly technical sales personnel with in-depth product knowledge who require little technical assistance in the sales process, which reduces overhead.

     In addition, management has plans to develop a marketing department dedicated to facilitating the sales process. External marketing efforts would continue to include brochures, direct mail programs, formulation of marketing strategies designed to create new business opportunities, development of sales presentation materials and follow-up of prospects introduced to the Company by its existing customers and vendors. Many of the Company's brand name vendors have earned marketing revenue programs in which 1%-2% of overall sales are put aside in designated marketing funds. In addition, all of the Company's distributors have in-house marketing programs whose sole purpose is to assist the Company in its marketing efforts.

     COMPETITION

     The information technology value-added channel is comprised of a large number of participants and is subject to rapid change and intense competition. The Company faces competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors and computer system vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater revenue than does the Company. The Company expects to continue to face additional competition from new entrants into its markets. Increased competition may result in price reductions, fewer client projects, under utilization of Company personnel, reduced operating margins and loss of market share, any of which could materially adversely effect its business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current or future competitors. The failure of the Company to compete successfully would have a material adverse effect on its business, operating results and financial condition.

     PERSONNEL

     As of April 9, 1999, the Company employed 25 persons, of whom 8 were engaged in sales and marketing, 2 were engaged in providing the Company's technical services, 8 were consultants, and 12 were engaged in finance, administration and management functions.

     None of the Company's employees is covered by a collective bargaining agreement. There is increasing competition for experienced technical professionals and sales and marketing personnel. The Company's future success will depend in part on its ability to continue to attract, retain and motivate highly qualified personnel. The Company considers relations with its employees to be excellent.

SUBSIDIARY BUSINESS

     RECENT DEVELOPMENTS

     In November 1998, LEI formed a Texas limited liability company, Kantex LLC, in which it owns a 50% membership interest. LEI's initial contribution was 535,000 shares of LEI common stock and approximately $10,000 cash.
Kantex acquired certain oil and gas properties for 465,000 shares of LEI common stock, $45,000 cash and a note payable in the amount of $15,050. Kantex also acquired Cherokee Methane Corporation, a gas transport company located in Independence, Kansas. The purchase price was approximately $30,000 cash, and the issuance of 70,000 shares of LEI common stock valued at approximately $.17 per share. The acquisition has been accounted for as a purchase.

     GENERAL

     LEI is a Texas corporation which was formed in May 1998. LEI is engaged in exploration for and development of oil and gas reserves, primarily onshore in the Midwestern and Southwestern area of the United States. To a lesser
extent, LEI has also acquired and sold oil and gas properties.   LEI's
executive and administrative offices are located at 202 South Dixon, Suite 204, Gainesville, Texas 76240, and its telephone number is 940-668-1271.

     COMPETITION

     Significant competition exists for the acquisition of producing oil and gas properties and undeveloped leases. Many of LEI's competitors have greater financial capabilities and more sophisticated means for in-house evaluation than LEI possesses. The principal means of competition for oil and gas properties is the amount and terms of the consideration offered. The oil and gas exploration and development industry has been highly competitive, particularly with respect to the acquisition of desirable undeveloped oil and gas leases. However, due to the deterioration in prices, the demand for oil and gas leases has dropped significantly. Competitors include the major oil companies, independent oil and gas concerns and individual producers and operators, many of which have financial resources, staffs and facilities substantially greater than those of LEI. In time of high drilling activity, exploration for and production of oil and gas may be affected by availability of the equipment and supplies and by competition for drilling rigs. LEI cannot predict the effect these factors will have on its operations. LEI owns no drilling rigs, and all of its drilling is conducted by third parties. The demand for drilling rigs and equipment has declined sharply due to the decline in the number of oil and gas wells being drilled. This has led to a decline in prices being paid to drillers. The principal means of competition in oil and gas exploration and development are product availability and price. LEI may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with companies which have greater financial resources and larger technical staffs.

     REGULATION

Various state and federal authorities regulate the production and sale of oil and gas.

     STATE REGULATION OF OIL AND GAS PRODUCTION

     The State of Texas and other states in which LEI conducts oil and gas activities regulate the production and sale of oil and natural gas, including requirements for obtaining drilling permits, the method of developing new fields, the spacing and operation of wells and the prevention of waste of oil and gas resources. In addition, most states, including Texas, regulate the rate of production and may establish maximum daily production allowable from both oil and gas wells on a market demand or conservation basis. As a result of recent domestic crude oil shortages, producers have been permitted to price 100% of allowable daily production on the basis of market demand since mid-1972; however, production continues to be regulated for conservation purposes.

     ENVIRONMENTAL REGULATIONS

     LEI's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control. The existence of such regulations has had no material effect on LEI's individual operations and the cost of such compliance has not been material to date. It is anticipated that compliance with federal, state and local laws, rules and regulations regulating the discharge of material will not significantly effect the capital expenditures, earnings or competitive position of LEI.

     OIL PRICE REGULATION

     Historically, regulatory policy affecting crude oil pricing was derived from the Emergency Petroleum Allocation Act of 1973, as amended, which provided for mandatory crude oil price controls until June 1, 1979, and discretionary controls through September 30, 1981. On April 5, 1979, President Carter directed the Department of Energy to complete administrative procedures designed to phase out, commencing June 1, 1979, price controls on all domestic oil production, effective immediately. Consequently, oil may currently be sold at unregulated prices.

     GAS PRICE REGULATION

     The Natural Gas Act of 1938 regulates the interstate transportation and certain sales for resale of natural gas. The Natural Gas Policy Act of 1978 (the "NGPA") regulates the maximum selling prices of certain categories of natural gas and provided for graduated deregulation of price controls for first sales of several categories of natural gas. With certain exceptions, all price deregulation contemplated under the NGPA as originally enacted in 1978 has already taken place. Under current market conditions, deregulated gas prices under new contracts tend to be substantially lower than most regulated price ceilings prescribed by the NGPA.

     On July 26, 1989, the Natural Gas Wellhead Decontrol Act of 1989 ("Decontrol Act") was ended. The Decontrol Act amends the NGPA to remove as of July 27, 1989 both price and non-price controls from natural gas not subject to a first sale contract in effect on July 26, 1989. The Decontrol Act also provided for the phasing out of all price regulation under the NGPA by January 1, 1993. The Federal Energy Regulatory Commission is currently considering the promulgation of regulations pertaining to the Decontrol Act but has taken no action to date other than to propose such new rules. LEI is unable to predict the consequences of the Decontrol Act on its operations.

     EMPLOYEES

     LEI, presently, has one full-time officer. In addition, LEI employs consultants from time-to-time to assist in its acquiring and evaluating oil and gas properties. Pursuant to industry practice, the LEI expects it will pay its consultants a retainer and cash and/or overriding bonus on properties which prove productive which were brought to the LEI's attention by one or more such consultants.

ITEM 2.     DESCRIPTION OF PROPERTIES

     The Company owns no real property and currently leases all of its office space. The Company leases the office space that houses its executive offices in Houston, Texas totaling approximately 7,603 square feet, at a current monthly rate of $8,596.88. The lease expires in November 2000. The Company uses this facility for its executive, marketing, administrative, finance and management personnel. It is expected that this office space will serve the Company's needs adequately for the foreseeable future.

     The following is information with regard to LEI's extractive enterprises:

(A)  PHYSICAL FACILITIES

     LEI's offices, consisting of approximately 1,000 square feet are leased on a monthly basis at a rate of $562 per month. It is expected that this office space will serve LEI's needs adequately for the foreseeable future.

(B)  OIL AND GAS DRILLING ACTIVITIES

     None.

(C)  OIL AND GAS PROPERTIES

     All of the LEI's reserves are located in the United States. LEI has no interests in oil and gas applicable to long-term supply or similar agreements with foreign governments or authorities in which the LEI acts as producer of and share of revenues from the reserves of investors accounted for by the equity method, accordingly, no information pertaining to those categories is presented herein.

     As of December 31, 1998, LEI owned an aggregate of 21,731 gross (1,729 net) acres of developed oil and gas leases.

     The oil and gas properties in which LEI owns an interest are held under oil and gas leases negotiated directly with private mineral owners. The leases were generally for a specific primary term, such as five years, and so long thereafter as oil or gas is produced in paying quantities. The leases generally reserve a royalty of 12-1/2 % to the mineral owner and require a payment of up to $1 per acre per year as rentals to retain the lease during the primary term. Some of the leases held by LEI were also subject to overriding royalty burdens reserved by various predecessor-in-title and geologists.

     LEI paid no rental costs on oil and gas leases for 1998.

     The estimate net proved and proved developed reserves of oil and gas, together with the estimated future net revenue of those reserves, and present value of estimated future net revenue attributable to those reserves as set forth in the following tables have been estimated as of December 31, 1998, by an in-house petroleum engineer.

     OIL AND GAS RESERVES

     The following table sets forth the estimated net quantities of proved and proved developed oil and gas reserves as of December 31, 1998, 1997 and 1996.

Fiscal Year                        Proved Reserves (1)                        Reserves (2, 3)
  Ending                         ----------------------                   -----------------------
December 31                      Oil (Bbls)   Gas (MCF)                   Oil (Bbls)    Gas (MCF)
-----------                      ----------   ---------                   ----------    ---------
   1998                           12,296      2,165,164                     12,296      2,165,164
   1997                           39,068        144,067                     39,068        144,067
   1996                           30,748        496,936                     30,748        496,936

--------------
(1) For purpose of all tabular information included in Item 2, proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering date demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions.
(2) For purposes of all tabular information included in Item 2, proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
(3) Additional oil and gas expected to be obtained through the application of fluid injection or other improved recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed program has confirmed through production response that increased recovery will be achieved.

   PRESENT VALUE OF ESTIMATED FUTURE NET REVENUE

     The following table sets forth information as to the present value of estimated future net revenues of proved reserves and proved developed reserves attributable to LEI as of December 31, 1998, 1997 and 1996. Present value of future net revenues for the years shown below were computed by applying current contract prices of oil and gas to estimated future production of proved oil and gas revenues after deducting production taxes, direct lease operating expenses and ad valorem taxes, discounted by 10% per year, in accordance with Securities and Exchange Commission rules and regulations.

                                            1998               1997                1996
                                            ----               ----                ----
Present value of estimated future net
revenues from proved reserves:

Developed                                $1,263,062          $326,176            $524,248
Developed and undeveloped                $1,263,062           326,176             524,248

OIL AND GAS RESERVE ESTIMATES FILED

     No reserve reports pertaining to LEI's proved or proved developed reserve estimates were filed by LEI with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

NET QUANTITIES OF OIL AND GAS PRODUCED FOR LAST FISCAL YEAR

     The following table sets forth information as to quantities of oil and gas produced, net to LEI's interest, for the years ended December 31, 1998, 1997 and 1996.

                            Oil Produced             Gas Produced
Fiscal Year Ending          ------------             ------------
   December 31               (Bbls) (1)               (MCF) (2)
   -----------
      1998                     2,761                    31,077
      1997                     3,468                    37,000
      1996                     3,791                    41,021

---------------
(1) Includes production that is owned by LEI and produced to its interest, less royalties and production due other
(2) Includes only marketable production of a gas on an "as sold" basis. Recovered gas-lift gas and reproduced gas may not be included until sold.

AVERAGE SALES PRICES AND PRODUCTION COSTS

     The following table sets for information as to the average sales price (including transfers) per unit of oil or gas produced and the average production costs (lifting cost) per unit of production for the fiscal years ended December 31, 1998, 1997 and 1996.

                                       1998                 1997                 1996
                                       ----                 ----                 ----
Average Sales Price
     Oil $/Bbls                      $ 11.61               $15.38               $19.00
     Gas $/MCF                       $  2.25               $ 2.56               $ 2.55

Average Production Costs (1)
     Oil $/Bbls                       $ 9.05               $11.07               $10.43
     Gas $/MCF                        $ 1.29               $ 1.54               $ 1.74

----------------
(1) Production (lifting) costs do not include depreciation, depletion, and amortization of capitalized acquisitions, exploration, and development costs, and indirect management costs.

GROSS NET PRODUCTIVE OIL AND GAS WELLS AND DEVELOPED ACRES

     The following table sets forth, as of December 31, 1998, LEI's interest in productive oil and gas wells and developed acres:

                                       Product Wells (1)
                                       -------------
     Developed Acres (4)                    Gross(2)               NET (3)
     ---------------                        -----                  ---
  Gross (2)        Net (3)             Oil          Gas         Oil   Gas
  ------           ---                 ---          ---         ---   ---
21,731            1,729                 52           58         2.7   5.54

Third party operators operate some of LEI's interests in oil and gas wells. Information as to multiple completions is not available to LEI.
-----------------
(1) Includes producing wells and wells capable of production. One or more completions in the same bore hole are counted as one well.
(2) A gross well or acre is a well or acre in which a working interest is owned.
(3) A net well or acre is deemed to exist when the sum of factional ownership working interests in gross wells or acres equals one. The interest owned in gross wells of acres expressed as whole numbers and factions thereof.
(4)  Includes acres spaced or assignable to productive wells.

Undeveloped Acreage as of December 31, 1998:       0   (gross)       0  (net)
                                                 -----             -----

PRODUCTIVE AND DRY EXPLORATORY AND DEVELOPMENT WELLS

     The following table sets forth the number of gross and net productive and dry development wells drilled in which LEI had an interest for the fiscal year ended December 31, 1998.

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

---------------
(1) Refers to the number of wells (holes) completed any time during the fiscal year regardless of when drilling was initialed.
(2) A Productive well is an exploratory or a development well that is not a dry hole.
(3) A dry well (hole) is an exploratory or a development well found to be incapable of producing either oil or gas in sufficient quantities to justify completion as an oil or gas well.

(D)  NET OIL AND GAS PRODUCTION
          Same as (C)

(E)  UNIT SALES PRICE AND PRODUCTION COSTS
          Same as (C)

(F)  RESERVES
          Same as (C)

     GAS COMPRESSION EQUIPMENT

     LEI owns one gas compressor which is currently servicing a well in Parker County, Texas, which is operated by Spindletop Oil & Gas Co. and is covered by written lease agreements between LEI and Spindletop Oil & Gas Co. The current monthly rental payable to LEI under the terms of the rental agreement is $1,000, less maintenance costs.

ITEM 3.    LEGAL PROCEEDINGS

     There are currently no legal proceedings pending to which the Company or LEI is a party or to which any of its properties is subject.

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                       PART II.

ITEM 5:    MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
           MATTERS

     The Company's common stock is traded in the over-the-counter market, and is currently listed on the OTC Bulletin Board under the symbol "LOCX". The market for the Company's common stock is limited, sporadic and highly volatile. The following table sets forth the range of high and low bid quotations as reported by security dealers, but does not include retail mark-up, mark-down or commissions and does not necessarily represent actual transactions.

               FISCAL YEAR 1998                       BID PRICE
                                                      ---------
                                                  HIGH          LOW
                                                  ----          ---
                   1st Quarter                    1.36          .75
                   2nd Quarter                    1.36          .30
                   3rd Quarter                     .81          .33
                   4th Quarter                     .35          .25
               FISCAL YEAR 1997                       BID PRICE
                                                      ---------
                                                  HIGH          LOW
                                                  ----          ---
                   1st Quarter                    1.00          .03
                   2nd Quarter                    1.00          .68
                   3rd Quarter                     .68          .68
                   4th Quarter                     .68          .38

     On April 9, 1999, the last sales price of the Company's common stock was
$3.77.   The Company believes as of April 9, 1999, there were approximately
3,223 record owners of its common stock.

DIVIDEND POLICY

     It is the present policy of the Company not to pay cash dividends and to retain future earnings to support the Company's growth. Any payment of cash dividends in the future will be dependent upon the amount of funds legally available therefor, the Company's earnings, financial condition, capital requirements and other factors the Board of Directors may deem relevant. The Company does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     In January 1999, the Company issued an aggregate 16,560,000 shares of Company common stock to three stockholders in connection with the acquisition of DASI. The Company believes this transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as a transaction not involving a public offering.
No commissions were paid for the sale of these securities.

     In March 1999, the Company issued an aggregate 600,000 shares of Company common stock to two stockholders in connection with the acquisition of COAD. The Company believes this transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as a transaction not involving a public offering. No commissions were paid for the sale of these securities.

ITEM 6.      SELECTED FINANCIAL DATA

     The following table summarizes certain selected historical financial data for LEI for the five years ended December 31, 1998 and is qualified in its entirety by the more detailed financial statements included in this report and should be read in conjunction with such financial statements, the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operation included in this report.

                             1998             1997              1996              1995             1994
                             ----             ----              ----              ----             ----
Total Revenues             127,353          178,842           231,623           327,075          222,723

Net Earnings (Loss)        (85,699)         (81,875)           (7,493)           42,970            1,674

Net Earnings (Loss)
  Per Common Share            (.07)            (.06)             (.01)              .03              --

Total Assets               618,317          291,836           394,746           426,808          393,115

Long-Term Obligations          --            10,153            32,327            59,911           60,882

Cash Dividends per
  Common Share                 --               --                --                --               --

     The following table summarizes certain selected historical financial data for DASI prior to its acquisition by the Company for the three years ended December 31, 1998 and balance sheet information for the two years ended December 31, 1998 and is qualified in its entirety by the more detailed financial statements included in this report and should be read in conjunction with such financial statements, the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operation included in this report.

                                1998             1997             1996
                                ----             ----             ----
INCOME STATEMENT

Total Revenues              20,442,937        20,074,401        7,843,566

Net Income (Loss)              260,332         (141,581)          369,972

Net Income (Loss)
  Per Common Share                 .02             (.01)              .03

                                1998             1997
                                ----             ----
BALANCE  SHEET

Total Assets                 5,087,369         3,642,900

Long-Term Obligations              --                --

Cash Dividends per
  Common Share                     --                --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere herein.

GENERAL

     Through the fiscal year ended December 31, 1998, the Company was engaged
primarily in the oil and gas business.   In December 1998, the Company
transferred all of its assets and liabilities to LEI, in exchange for 1,295,286 shares of Company common stock, whereby LEI became a subsidiary of the Company. In January 1999, the Company acquired all of the issued and outstanding capital stock of DASI in exchange for 16,560,000 shares of Company common stock. The acquisition of DASI was intended to qualify as a tax-free reorganization pursuant to Section 368(a)(1)(B) of the Internal Revenue Code of 1984, as amended. The acquisition of DASI was accounted for as a purchase. In April 1999, DASI was merged into the Company, and the Articles of Incorporation were amended to change the name of the Company to Design Automation Systems Incorporated. The Company operates as a system integrator, custom programmer and dealer of security solution through the parent corporation, and conducts the oil and gas business through its subsidiary, LEI. The Company has agreed to distribute the shares of LEI to the Company stockholders of record as of December 2, 1998. The distribution is expected to be complete in the second quarter of fiscal year 1999. Upon completion of the distribution, the Company and LEI will operate as completely separate entities, with the ongoing business of the Company being that of the parent company.

PARENT COMPANY RESULTS OF OPERATIONS

     The parent company recognizes revenue for products sold when the customer receives the product.

     For the year ended December 31, 1998 and prior years, the parent company was an S Corporation in accordance with Internal Revenue Code Section 1362. Accordingly, the parent company's income was taxed directly to the shareholders, and no provision for federal income taxes was recorded by the parent company. In connection with the January 1999 reorganization, the parent company became a C corporation. Accordingly, provision for federal income taxes will be recorded by the parent company in future periods.

     The following is an analysis of the parent company's historical results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997, and the year ended December 31, 1997 as compared to the year ended December 31, 1996. As the information presented is prior to the Company's acquisition of the parent company, the results of operations discusses only the parent company's value added reseller of systems integration business.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, as compared to the year ended December 31, 1997, revenues increased to $20,442,937 from $20,074,401, an increase of $368,536 or 2%.

     For the year ended December 31, 1998 as compared to the year ended December 31, 1997, costs of revenues increased to $18,124,043 from $17,486,967, an increase of $637,076 or 4%. Selling, general and administrative expenses decreased to $2,058,842 for the year ended December 31, 1998 from $2,724,239 for the year ended December 31, 1997, a decrease of $665,397 or 24%, primarily due to lower officer compensation. This resulted in income from operations of $260,052 for the year ended December 31, 1998, as compared to loss from operations of $136,805 for the year ended December 31, 1997.

     For the year ended December 31, 1998 as compared to the year ended December 31, 1997, other income decreased to $280 from $12,654, a decrease of $12,374 or 98%, primarily the result of less other income.

     For the year ended December 31, 1998, net income was $260,332 as compared to a net loss of $141,481 for the year ended December 31, 1997, primarily the result of a significant decrease in selling, general and administrative expenses in 1998.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, as compared to the year ended December 31, 1996, revenues increased to $20,074,401 from $7,843,566, an increase of $12,230,835 or 156%. The increase was primarily due to an increase in sales of the value added reseller integrated computer solutions.

     For the year ended December 31, 1997 as compared to the year ended December 31, 1996, costs of revenues increased to $17,486,967 from $6,377,980, an increase of $11,108,987 or 174%, primarily due to increased
revenues.   Selling, general and administrative expenses increased to
$2,724,239 for the year ended December 31, 1997 from $1,403,104 for the year ended December 31, 1996, an increase of $1,321,135 or 94%, primarily due to an increase in personnel to service increased revenues and increased compensation associated thereto, as well as increased officer compensation in 1997. This resulted in a loss from operations of $136,805 for the year ended December 31, 1997, as compared to income from operations of $62,482 for the year ended December 31, 1996.

     For the year ended December 31, 1997, other income was $12,654 as compared to other expense of $32,453 for the year ended December 31, 1996, primarily due to less interest income in 1996.

     For the year ended December 31, 1997, the operating results from discontinued operations was ($17,330) as compared to the operating results from discontinued operations of $339,943 for the year ended December 31, 1996. This was due to the spin off of the computer aided design division in 1997.

     For the year ended December 31, 1997, net loss was $141,481 as compared to a net income of $369,972 for the year ended December 31, 1996, which net income resulted primarily from the one time gain in 1996.

SUBSIDIARY RESULTS OF OPERATIONS

     LEI follows the full cost method of accounting for its oil and gas exploration and development activities. Under this method, LEI capitalizes leasehold acquisition, exploration (including unsuccessful exploration) and development costs into one cost center. If unamortized costs within the cost center exceed the cost center ceiling, as defined, the excess will be charged to expense during the year in which the excess occurs.

     Depreciation and amortization for each cost center are computed on a composite unit-of-production method, based on estimated provided reserves attributable to the respective cost center. All costs associated with oil and gas properties are currently included in the base for computation and amortization. Such costs include all acquisition, exploration and development costs. All of LEI's oil and gas properties are located within the continental United States.

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

     The following is an analysis of the Company's historical results of operations for the year ended December 31, 1998 as compared to the year ended December 31, 1997, and the year ended December 31, 1997 as compared to the year ended December 31, 1996. As the information presented is prior to the acquisition of DASI, the results of operations discusses only the Company's oil and gas business.

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     For the year ended December 31, 1998, as compared to the year ended December 31, 1997, total revenues decreased to $127,353 from $178,842, a decrease of $51,489 or 29%. Of the total revenues, oil and gas revenues decreased to $101, 825 for the year ended December 31, 1998 from $148,059 for the year ended December 31, 1997, a decrease of $46,234 or 31%; equipment rentals decreased to $8,743 for the year ended December 31, 1998 from $16,584 for the year ended December 31, 1997, a decrease of $7,841 or 47%; and revenue from lease operations decreased to $2,985 for the year ended December 31, 1998 from $9,665 for the year ended December 31, 1997, a decrease of $6,680 or 69%. The decreases were primarily due to lower oil and gas prices and the loss of compressor rental revenues.

     For the year ended December 31, 1998, as compared to the year ended December 31, 1997, costs and expenses decreased to $213,052 from $260,717, a decrease of $47,665 or 18%. Of the total expenses, lease operations decreased to $59,827 for the year ended December 31, 1998 from $95,381 for the year ended December 31, 1997, a decrease of $35,554 or 37%; and depreciation, depletion and amortization decreased to $15,918 for the year ended December 31, 1998 from $18,763 for the year ended December 31, 1997, a decrease of $2,845 or 15%. The decreases were due primarily to the costs and expenses for the year ended December 31, 1997, having an increase due to a one time loss taken in the sale of New York gas producing properties totaling $40,302.

     For the year ended December 31, 1998 as compared to the year ended December 31, 1997, general and administrative expenses increased to $133,554 from $99,615, an increase of $33,939 or 34%. The increase was primarily due to increase in officer's compensation.

     For the year ended December 31, 1998 as compared to the year ended December 31, 1997, net loss increased to $96,249 from $81,875, an increase of $14,374 or 15%. The increase in net loss was primarily due to lower oil and gas prices and the loss of compressor rental revenues.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     For the year ended December 31, 1997, as compared to the year ended December 31, 1996, total revenues decreased to $178,842 from $231,623, a decrease of $52,781 or 23%. Of the total revenues, oil and gas revenues decreased to $148,059 for the year ended December 31, 1997 from $177,972 for the year ended December 31, 1996, a decrease of $29,913 or 17%; equipment rentals decreased to $16,584 for the year ended December 31, 1997 from $32,465 for the year ended December 31, 1996, a decrease of $15,881 or 49%; and revenue from lease operations decreased to $9,665 for the year ended December 31, 1997 from $10,216 for the year ended December 31, 1996, a decrease of $551 or 5%. The decreases were primarily due to lower oil and gas prices and compressor rental revenues.

     For the year ended December 31, 1997, as compared to the year ended December 31, 1996, costs and expenses increased to $260,717 from $239,116, an increase of $21,601 or 9%. Of the total expenses, lease operations decreased to $95,381 for the year ended December 31, 1997 from $109,393 for the year ended December 31, 1996, a decrease of $14,012 or 13%; and depreciation, depletion and amortization decreased to $18,763 for the year ended December 31, 1997 from $23,097 for the year ended December 31, 1996, a decrease of $4,334 or 19%. The increase was due to a one time loss taken in the sale of New York gas producing properties totaling $40,302.

     For the year ended December 31, 1997 as compared to the year ended December 31, 1996, general and administrative expenses increased to $99,615 from $95,830, an increase of $3,785 or 4%.

     For the year ended December 31, 1997 as compared to the year ended December 31, 1996, net loss increased to $81,875 from $7,493, an increase of $74,382 or 993%. The increase in net loss was primarily due to lower oil and gas prices and the loss of compressor rental revenues.

     LIQUIDITY AND CAPITAL RESOURCES

     The liquidity and capital resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to present the reader with information regarding the Company's ability to generate cash to meet its ongoing cash requirements. Accordingly, the information below speaks as to the parent company's ability to generate cash to meet its ongoing cash requirements as its business will be the ongoing business of the Company.

     As of December 31, 1998, the Company's primary sources of liquidity were $850,925 in cash and cash equivalents, $4,020,385 of accounts receivable, and $1,468,517 of available and unused funds in the Company's line of credit.
The Company had a working capital deficit of $30,419 as of December 31, 1998.


      Net cash provided by operating activities was $1,760,270 for the year ended December 31, 1998, as compared to net cash used in operating activities of $1,111,976 for the year ended December 31, 1997, the difference was primarily the result of increased accounts receivable and accounts payable in 1997. Net cash used in investing activities was $644,815 for the year ended December 31, 1998, as compared to $69,528 for the year ended December 31, 1997, primarily due to advances to a related party in 1998. Net cash used in financing activities was $619,081 for the year ended December 31, 1998, as compared to net cash provided by financing activities of $664,395, the result of a significant reduction in the Company's line of credit in 1998.

     As of March 31, 1999, the Company had $1,212,242 in cash. Management believes that the Company's lines of credit, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations through the end of fiscal year 1999.

     The Company's business strategy is to pursue the acquisition of complimentary business and expand current operations, which would increase its capital requirements. The timing, size and success of the Company's acquisition and expansion efforts and the associated capital commitments cannot be readily predicted. The Company currently intends to finance future acquisitions by using shares of its common stock for a portion of the consideration to be paid. In the event that the common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional equity or debt financing. Except for its current lines of credit, the Company has no firm commitment for additional financings or borrowings.

     The Company purchases its inventory from one of its largest vendors under a $2,500,000 credit facility with an inventory financing company. Advances under the agreement are paid directly from the financing company to the supplier, and a fee is calculated on the invoice amount and remitted to the financing company by the supplier. Draws are payable in 60 days without interest and are secured by inventory and receivables. Past due amounts bear interest at the published prime rate plus 6%. The agreement subjects the Company to certain restrictive covenants such as limitation on subordinated debt payments, minimum tangible capital funds requirements and a maximum ratio of unsubordinated liabilities to tangible net worth. No interest expense was incurred under this agreement during the year ended December 31, 1998.

     The Company has two additional credit facilities whereby it purchases its inventory from two of its vendors under a $6,000,000, and $2,500,000 line of credit. Draws are payable in 60 and 45 days, respectively, without interest.

     The Company leases office space under a non-cancelable operating lease. Total rent expense for the years ended 1998, 1997 and 1996 was approximately $82,000, $46,000 and $42,000, respectively. Future minimum rentals due under non-cancelable operation leases with an original term of at least
one year are approximately as follows:   For the year ending December 31,
1999 the projected minimal lease expense is $104,000 and for the year ending December 31, 2000 the projected minimal lease expense is $98,000.

     YEAR 2000 COMPLIANCE ISSUES

     The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems.

     In assessing the effect of the year 2000 problem on the Company, management has identified, and is currently evaluating, the following three general areas:

        -  Internal infrastructure;
        -  Supplier/third-party relationships;
        -  Contingency plans.

     A discussion of the three general areas as well as management's ongoing and planned actions with regard to each is set forth below:

     Internal Infrastructure. The Company is in the process of verifying that all of its personal computers, servers, and software are Year 2000 compliant. The Company intends to replace or upgrade all items that are found not to be Year 2000 compliant. The Company intends to determine if the software vendors of all its critical applications have represented that their products are Year 2000 compliant. The Company will obtain certification from its vendors that these systems are Year 2000 compliant. The costs related to these efforts have not been nor are they expected to be material to the Company's business, financial condition, or results of operations.

     Suppliers/Third-Party Relationships. The Company has been gathering information from vendor Web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the Year 2000 problem. The Company relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. The Company does not intend to independently evaluate the Year 2000 compliance of the systems utilized to supply these services. The Company has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all Year 2000 problems with these systems before the occurrence of a material disruption to the Company's business. Any failure of these third-parties to resolve Year 2000 problems with their systems in a timely manner could have a material adverse effect on the Company's business, financial condition, or results of operation.

     Contingency Plans. The Company has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct Year 2000 problems affecting its internal systems. However, if the Company deems it necessary, it may take the following actions:

        -    Accelerated replacement of affected equipment or software;
        -    Short to medium-term use of backup equipment and software;
        - Wholesale backup of existing computerized data prior to January 1, 2000;
        -    Increased work hours for Company personnel; and/or
        -    Other similar approaches.

     If the Company is required to implement any of these contingency plans, such plans could have a material adverse effect on the Company's business, financial condition, or results of operations.

     Based on the actions taken to date as discussed above, the Company is reasonably certain that it has or will identify and resolve all Year 2000 problems that could materially adversely affect its business and operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     See Index to Financial Statements on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     In connection with the acquisition of Design Automation Systems Incorporated, the Company changed its certifying accountant from Farmer, Fuqua, Hunt & Munselle, P.C. to Hein + Associates LLP. The dismissal of Farmer, Fuqua, Hunt & Munselle, P.C. was not the result of any disagreements on any matter involving accounting principles or practices, financial statement disclosure or auditing scope or procedure. The Company's Board of Directors approved the engagement of Hein + Associates LLP.

                                      PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Name                     Age            Position
     ----                     ---            --------
Carl R. Rose                  44       Chairman and Chief Executive Officer
Charles H. Leaver, Jr.        42       President and Director
Robert E. Nelson              48       Chief Financial Officer and Director

     CARL R. ROSE has served as a director of the Company since December 1998, and as chief executive officer of the Company since January 1999. Mr. Rose founded DASI in 1985 and served as chairman from its inception until April 1999. From inception until January 1999, Mr. Rose served as president of DASI. From January 1999 until April 1999, Mr. Rose served as chief executive officer of DASI.

     CHARLES H. LEAVER, JR. has served as a director of the Company since December 1998, and as president of the Company since January 1999. Mr. Leaver served as president and a director of DASI from January 1999 to April 1999. Prior thereto, Mr. Leaver served as vice president of operations from September 1997 until December 1998 and vice president of sales from September 1991 until September 1997.

     ROBERT E. NELSON has served as a director of the Company since December 1998, and as chief financial officer of the Company since January 1999. Mr. Nelson served as secretary and controller of DASI from March 1995 until April 1999. Prior thereto, Mr. Nelson served as an accountant to the Montrose Clinic from August 1994 until February 1995. Mr. Nelson was as a contract accountant from July 1993 until March 1994.

     Directors serve until the expiration of their term at the annual meeting of stockholders. All officers serve at the discretion of the Board of Directors. There is no family relationship between or among any executive officers and directors.

     The Board of Directors held two meetings in 1998, and each director of the Company attended the Board meetings. The Company currently does not maintain audit and compensation committees.

INTERLOCKING RELATIONSHIPS WITH EXECUTIVE OFFICER OR DIRECTORS

     None of the directors has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

SECTION 16(a) COMPLIANCE

     Section 16(a) of the Securities and Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own beneficially more than ten percent (10%) of the Common Stock of the Company, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to the Company pursuant to Section 16(a). Based solely on the reports received by the Company and on written representations from reporting persons, the Company believes that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 1998.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation paid by the parent company to its chief executive officer and other executive officers who received total annual salary and bonus which exceeded $100,000 during 1998, and information regarding compensation paid by LEI to its chief executive officer. No other LEI executive officer received total annual salary and bonus which exceeded $100,000 during 1998.

                                              ANNUAL COMPENSATION
                                   -------------------------------------------
                                                                              AWARDS                 PAYOUTS
                                                                    ---------------------------      -------
                                                         OTHER      RESTRICTED      SECURITIES                    ALL OTHER
        NAME AND                                        ANNUAL        STOCK         UNDERLYING         LTIP        COMPEN-
        PRINCIPAL                  SALARY     BONUS     COMPEN-      AWARD(S)      OPTIONS/SARS      PAYOUTS       SATION
                           YEAR     ($)        ($)      SATION($)      ($)             (#)             ($)           ($)
                           ----    ------     -----     ---------    --------     -------------      -------      --------
POSITION
Carl R. Rose (1)
Chief Executive Officer    1998    300,000    325,235         -         -                -           -             -
                           1997    300,000  1,151,922         -         -                -           -             -
                           1996    175,000    137,816         -         -                -           -             -
Charles H. Leaver (1)
President                  1998    200,000    100,000         -       12,770             -           -             -
                           1997    192,567    117,433         -         -                -           -             -
                           1996     81,000     81,369         -         -                -           -             -
Robert E. Nelson (1)
Chief Financial Officer    1998    100,000     15,000         -         -                -           -             -
                           1997     74,687     40,000         -         -                -           -             -
                           1996     52,187     38,735         -         -                -           -             -
Kelly Knake (1)
Account Executive          1998    239,260        -           -        6,835             -           -             -
                           1997    275,582        -           -         -                -           -             -
                           1996    143,649        -           -         -                -           -             -
Glenn Loch (2)
Chief Executive Officer    1998     53,500        -           -         -                -           -             -
                           1997     36,000        -           -         -                -           -             -
                           1996     36,000        -           -         -                -           -             -

-----------
(1) Chief executive officer and other executive officers of the parent corporation.
(2)  Chief executive officer of the subsidiary.

MATERIAL EMPLOYMENT AGREEMENTS

     In January of 1999, the Company entered into an employment agreement with Mr. Rose for the position of chief executive officer. The initial term of the agreement is five years, with successive one-year renewals at the expiration of the term, unless the agreement is terminated earlier.

     Pursuant to the terms of the agreement, Mr. Rose is entitled to receive an annual salary of $300,000 and an annual incentive bonus equal to fifty percent (50%) of the base salary which is payable in equal quarterly installments.

The agreement provides for an annual review by the Board of the compensation payable to Mr. Rose for adjustment, if appropriate. Mr. Rose is entitled to the following perquisites: (1) participation in the Company employee benefit plans, (2) reimbursement for all business travel and other out-of-pocket expenses reasonably incurred by Mr. Rose in the performance of his duties, and (3) other executive perquisites as determined by the Board.

     The agreement may be terminated by any of the following methods:

     (a) DEATH. In the event of the termination of the agreement by the employee's death, the estate shall be entitled to all base salary earned through the date of the employee's death, the pro rata portion of the incentive bonus and a representative of employee's estate shall be entitled to exercise vested options, if any, for a period of 120 days from employee's death.

     (b) DISABILITY. In the event of the termination of the agreement by employee's disability, the employee shall be entitled to receive 60% of base salary for the remaining term of the agreement or one year, whichever is less.

     (c)       GOOD CAUSE.   The Company may terminate the agreement ten (10)
          days after written notice to employee for good cause, which shall be:
          (1) employee's gross negligence in the performance or intentional non-performance (either of which continuing for 10 days after receipt of written notice of need to cure) of any of employee's material duties and responsibilities hereunder; (2) employee's willful, material and irreparable breach of the agreement, (3) employee's willful dishonesty, fraud or misconduct with respect to the business or affairs of the Company which materially and adversely affects the operations or reputation of the Company; (4) the employee's conviction of a felony crime; or (5) chronic alcohol abuse or illegal drug abuse by employee. In the event of a termination for good cause, employee shall have no right to any severance compensation.

     (d) WITHOUT CAUSE. The Company or employee may, without cause, terminate the agreement, effective thirty (30) days after written notice is provided to the Company. Should employee be terminated by the Company without cause during the term, employee shall receive from the Company, at his option, either six (6) months base salary (at the rate then in effect) payable in a lump-sum payment due on the effective date of termination or one year's base salary payable from time-to-time at regular intervals. Further, any termination without cause by the Company operates to invalidate the terms of any non-compete clause. If employee resigns or otherwise terminates employee's employment without cause, employee shall receive no severance compensation and the terms of the non-compete section shall be fully enforceable.

    The agreement provides that during its term and for a one-year period thereafter, Mr. Rose shall not compete with the Company. In addition, the Company has agreed to indemnify Mr. Rose for any threatened pending or completed action employee may be made a party to, suit or proceeding (whether civil or administrative, other than an action by the Company against Mr.
Rose) by reason of the fact that Mr. Rose is or was performing services under this agreement, then the Company shall indemnify Mr. Rose against all expenses (including attorneys' fees), judgments and amounts paid in settlement, as actually and reasonably incurred by Mr. Rose in connection therewith.

     In January of 1999, the Company entered into an employment agreement with Mr. Leaver for the position of president. The terms of Mr. Leaver's employment agreement are substantially similar to Mr. Rose's employment agreement except: (1) base salary is $240,000 per year, and (2) termination by death only provides for the payment to the estate of accrued base salary through the date of death.

     In January of 1999, the Company entered into an employment agreement with Mr. Knake for the position of account executive. The terms of Mr. Knake's employment agreement are substantially similar to Messrs. Rose and Leaver's employment agreements except: (1) salary is 100% commission based, and (2) termination by death only provides for the payment to the estate of accrued commissions through the date of death.

STOCK OPTIONS

     As of December 31, 1998 there were no options or warrants outstanding to purchase shares of the Company's common stock. In February 1999, the Board of Directors adopted, and the majority shareholder approved, the 1999 Employee Stock Option Plan. There are currently no options for Company common stock issued pursuant to the plan.

     The Company has not established, nor does it provide for, long-term incentive plans or defined benefit or actuarial plans.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table and notes thereto set forth certain information regarding beneficial ownership of the Company's common stock as of April 9, 1999 by (i) each person known by the Company to beneficially own more than five percent of the Company's common stock, (ii) each of the Company's directors, (iii) each named executive officer and (iv) all directors and officers of the Company as a group.

-----------------------------------------------------------------------------------------------------------
         NAME AND ADDRESS(1)               SHARES OF COMMON STOCK             PERCENT OF VOTING POWER
-----------------------------------------------------------------------------------------------------------
Carl R. Rose                                     14,400,000                           68.8%
-----------------------------------------------------------------------------------------------------------
Charles H. Leaver, Jr.                            1,440,000                            6.8%
-----------------------------------------------------------------------------------------------------------
Robert E. Nelson                                     -                                  -
-----------------------------------------------------------------------------------------------------------
All officers and directors as a
  group (3 persons)                              15,840,000                           75.6%
-----------------------------------------------------------------------------------------------------------

------------
(1) The address for Messrs. Rose, Leaver and Nelson is 3200 Wilcrest, Suite 370, Houston, Texas 77042-3366.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In connection with the formation of DASI, Mr. Rose was issued 1,440 shares of DASI common stock for nominal consideration. In December 1998, Mr. Leaver was awarded 144 shares of DASI common stock for services rendered having a value of $12,770, and Mr. Knake was awarded 72 shares of DASI common stock for services rendered having a value of $6,385. In December 1998, DASI effected a 10,000 for 1 stock split. In connection with the acquisition of DASI more particularly described in Item 1 hereof, Messrs. Rose Leaver and Knake exchanged their shares of DASI common stock and the Company issued Mr. Rose 14,400,000 shares of Company common stock, Mr. Leaver 1,440,000 shares of Company common stock, and Mr. Knake 720,000 shares of Company common stock.

     DASI had $119,497 in management fee income for the year ended December 31, 1998, from a company that is wholly-owned by Mr. Rose.

     Mr. Rose advanced DASI an aggregate $422,347, during the years ended 1998, 1997, and 1996. The advances were unsecured, due on demand and bore interest at a rate of 14% per annum. The interest was paid semi-monthly. Interest on the advances was $56,000, $33,000 and $39,000 for the years ended 1998, 1997, and 1996, respectively. In 1998, Mr. Rose forgave the advances in exchange for cancellation of an account receivable to DASI from a company wholly-owned by Mr. Rose.

                                       PART IV

ITEM 14:  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibit Listing

         EXHIBIT NUMBER                               DESCRIPTION
           2.1(1)                   Exchange Agreement by and between Loch Exploration, Inc. and
                                    Design Automation Systems Incorporated
           2.2(2)                   Exchange Agreement by and between Loch Exploration, Inc. and COAD
                                    Solutions, Inc.
           2.3(2)                   Acquisition Agreement of Cherokee Methane Corporation
           2.4(2)                   Plan of Merger between the Company and Design Automation Systems
                                    Incorporated
           3.1(3)                   Articles of Incorporation
           3.2(4)                   Amended Articles of Incorporation
           3.3(3)                   By-laws
           4.1(3)                   Common Stock Specimen
          10.1(4)                   1999 Employee Stock Option Plan
          10.2(2)                   Employment Agreement with Carl Rose
          10.3(2)                   Employment Agreement with Charles Leaver
          10.4(2)                   Employment Agreement with Kelly Knake
          10.5(2)                   Lease Agreement
          10.6(2)                   Indirect Reseller Agreement between the Company, Hewlett-Packard
                                    Company and Hall-Mark Computer Products
          10.7(2)                   Indirect Reseller Agreement between the Company, Hewlett-Packard
                                    Company and Client Systems, Inc.
          10.8(2)                   Indirect Value Added Reseller Agreement between the Company and
                                    Sun Microsystems Computer Corporation
          10.9(2)                   IBM Business Partner Agreement for Solution Providers
          10.10(2)                  Line of Credit with Finova Corporation
          21.1(2)                   List of Subsidiaries of the Registrant
          27.(2)                    Financial Data Schedule

---------------
     (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.
     (2)  Filed herewith.
     (3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.
     (4) Filed as an exhibit to the Company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter.

                     LOCH EXPLORATION, INC. AND SUBSIDIARIES

                   Index to Financial Statements and Schedules

                                                                         Page
                                                                       ---------
Independent Auditors' Report                                                 F-1

Consolidated Balance Sheets - December 31, 1998 and 1997               F-2 - F-3

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                           F-4

Consolidated Statements of Changes in Shareholders' Equity
(Deficit) for the years ended December 31, 1998, 1997 and 1996               F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                           F-6

Notes to Financial Statements                                                F-7


All schedules have been omitted because they are not applicable, not required, or the information has been supplied in the financial statements or notes thereto.


                       DESIGN AUTOMATION SYSTEMS, INC.


Independent Auditor's Report                                                 F-20

Consolidated Balance Sheets - December 31, 1998 and 1997                     F-21

Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996                                           F-22

Consolidated Statements of Changes in Shareholders' Equity
(Deficit) for the years ended December 31, 1998, 1997 and 1996               F-23

Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996                                           F-24

Notes to Financial Statements                                                F-25


                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Loch Exploration, Inc.

We have audited the accompanying consolidated balance sheets of Loch Exploration, Inc. and subsidiaries (a Texas Corporation) as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loch Exploration, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.

As discussed in Note H to the financial statements, in January 1999, the Company acquired all of the stock of an unrelated entity in a "reverse merger" with the intent to spin off the Company's subsidiary that holds all of the Company's operating assets and liabilities.

FARMER, FUQUA, HUNT & MUNSELLE, P.C.


Dallas, Texas
March 31, 1999

                     LOCH EXPLORATION, INC. AND SUBSIDIARIES
                                 BALANCE SHEETS
                                  December 31,

                                     ASSETS

                                                            1998          1997
                                                         ---------     ---------
CURRENT ASSETS
  Cash and cash equivalents                              $  34,832     $  80,457
  Trade accounts receivable                                 83,941        12,067
  Accounts receivable, related parties                      25,718        33,449
  Other accounts receivable                                    ---        45,000
  Other current assets                                         620           501
                                                         ---------     ---------

     Total current assets                                  145,111       171,474

PROPERTY AND EQUIPMENT - AT COST
  Oil and gas properties (full cost method)                425,166       125,777
  Equipment                                                136,894        78,891
                                                         ---------     ---------

                                                           562,060       204,668
   Less accumulated depreciation, depletion and
     amortization                                          (88,854)      (84,306)
                                                         ---------     ---------

                                                           473,206       120,362
                                                         ---------     ---------

                                                         $ 618,317     $ 291,836
                                                         ---------     ---------
                                                         ---------     ---------

        The accompanying notes are an integral part of these statements.
                                       F-2

                     LOCH EXPLORATION, INC. AND SUBSIDIARIES
                           BALANCE SHEETS - Continued
                                  December 31,

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      1998           1997
                                                                    ---------     ---------
CURRENT LIABILITIES
  Current portion of long-term debt                                 $ 185,153     $  22,172
  Accounts payable and accrued liabilities                             77,314        11,322
  Accounts payable, related parties                                    22,677        19,912
                                                                    ---------     ---------

     Total current liabilities                                        285,144        53,406

LONG-TERM DEBT, less current portion                                      ---        10,153

MINORITY INTEREST                                                     201,145           ---

SHAREHOLDERS' EQUITY
   Common stock, $.01 par value; 50,000,000 shares authorized;
    1,295,286 and 1,295,286 shares issued and outstanding at
    December 31, 1998 and 1997, respectively                           12,896        12,896
   Additional paid-in capital                                         326,538       326,538
   Accumulated deficit                                               (207,406)     (111,157)
                                                                    ---------     ---------

                                                                      132,028       228,277
                                                                    ---------     ---------

                                                                    $ 618,317     $ 291,836
                                                                    ---------     ---------
                                                                    ---------     ---------


        The accompanying notes are an integral part of these statements.
                                       F-3

                     LOCH EXPLORATION, INC. AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                            Years Ended December 31,

                                          1998           1997           1996
                                      -----------    -----------    -----------
Revenues
   Oil and gas revenues               $   101,825    $   148,059    $   177,972
   Equipment rental                         8,743         16,584         32,465
   Revenue from lease
     operations                             2,985          9,665         10,216
   Interest income                           --             --            1,591
   Dividend income                          3,384          4,377          3,379
   Gain on sale of assets                   9,870           --             --
   Other                                      546            157          6,000
                                      -----------    -----------    -----------

                                          127,353        178,842        231,623

Expenses
   Lease operations                        59,827         95,381        109,393
   Depreciation, depletion and
     amortization                          15,918         18,763         23,097
   General and administrative             133,554         99,615         95,830
   Interest expense                         3,753          6,656         10,796
   Loss on sale of oil and
     gas properties                          --           40,302           --
                                      -----------    -----------    -----------

                                          213,052        260,717        239,116
                                      -----------    -----------    -----------

Net loss before minority interest
     in earnings of consolidated
     subsidiaries                         (85,699)       (81,875)        (7,493)

Minority interest in earnings of
     consolidated subsidiaries            (10,550)          --             --
                                      -----------    -----------    -----------

Net loss                              $   (96,249)   $   (81,875)   $    (7,493)
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

Basic/diluted net loss per share
     of common stock                  $      (.07)   $      (.06)   $      (.01)
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

Weighted average shares
     outstanding                        1,295,286      1,295,286      1,289,286
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------


        The accompanying notes are an integral part of these statements.

                     LOCH EXPLORATION, INC. AND SUBSIDIARIES
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997, and 1996

                                                      Common Stock                 Additional
                                            ---------------------------------        Paid-in         Accumulated
                                               Shares                Amount          Capital            Deficit         Total
                                            -----------           -----------      -----------       -----------     -----------
Balance, January 1, 1995                     64,388,802           $    64,388      $   269,046       $   (21,789)    $   311,645

Effect of 1 for 50 reverse stock split
  and change of par value from
  $.001/share to $.01/share                 (63,099,516)              (51,498)          51,498               ---             ---

Net loss                                            ---                   ---              ---            (7,493)         (7,493)
                                            -----------           -----------      -----------       -----------     -----------

Balance, December 31, 1996                    1,289,286                12,890          320,544           (29,282)        304,152

Issuance of stock to acquire gas
gathering system                                  6,000                     6            5,994               ---           6,000

Net loss                                            ---                   ---              ---           (81,875)        (81,875)
                                            -----------           -----------      -----------       -----------     -----------

Balance, December 31, 1997                    1,295,286                12,896          326,538          (111,157)        228,277

Net loss                                            ---                   ---              ---           (96,249)        (96,249)
                                            -----------           -----------      -----------       -----------     -----------

Balance, December 31, 1998                    1,295,286           $    12,896      $   326,538       $  (207,406)    $   132,028
                                            -----------           -----------      -----------       -----------     -----------
                                            -----------           -----------      -----------       -----------     -----------


        The accompanying notes are an integral part of these statements.
                                       F-5

                              LOCH EXPLORATION, INC
                            STATEMENTS OF CASH FLOWS
                            Years Ended December 31,

                                                          1998        1997          1996
                                                       ---------    ---------    ---------
Cash flows from operating activities
Net loss                                               $ (96,249)   $ (81,875)   $  (7,493)
Reconciliation of net loss to net cash
  provided by (used for) operating activities
   Depreciation, depletion and amortization               15,918       18,763       23,097
   Amortization of discount on debentures                    949          949          948
   Minority interest earnings                             10,550         --           --
   Gain on sale of property and equipment                 (9,870)        --           --
   (Gain) loss on sale of oil and gas properties            --         40,302         --
   (Increase) decrease in accounts receivable             (4,243)      11,887      (15,304)
   Increase in other current assets                         (119)        (501)        --
   Increase (decrease) in accounts payable                23,494        2,701        6,709
                                                       ---------    ---------    ---------

Net cash provided by (used for) operating activities     (59,570)      (7,774)       7,957

Cash flows from investing activities
   Purchase of oil and gas properties                    (75,000)      (5,305)        --
   Purchase of property and equipment                     (1,169)        (500)        --
   Proceeds from sale of property and equipment           18,500         --           --
   Proceeds from sale of oil and gas properties            3,215        5,000        4,705
                                                       ---------    ---------    ---------

Net cash provided by (used for) investing activities     (54,454)        (805)       4,705

Cash flows from financing activities
   Repayment of debt                                     (22,172)     (30,685)     (32,226)
   Cash from acquisition of subsidiary                     5,571         --           --
   Payments for minority interest                         85,000         --           --
                                                       ---------    ---------    ---------

Net cash provided by (used for) financing activities      68,399      (30,685)     (32,226)
                                                       ---------    ---------    ---------

Decrease in cash                                         (45,625)     (39,264)     (19,564)

Cash at beginning of period                               80,457      119,721      139,285
                                                       ---------    ---------    ---------

Cash at end of period                                  $  34,832    $  80,457    $ 119,721
                                                       ---------    ---------    ---------
                                                       ---------    ---------    ---------


        The accompanying notes are an integral part of these statements.
                                       F-6

                           LOCH EXPLORATION, INC
                        NOTES TO FINANCIAL STATEMENTS
                       December 31, 1998, 1997 and 1996


NOTE A - ORGANIZATION AND NATURE OF OPERATIONS

ORGANIZATION

Loch Exploration, Inc. (the Company) was originally organized under the laws of the State of Texas, on June 5, 1979.

The Company filed for Chapter 11 bankruptcy in April 1989, and was reorganized in connection with its Plan of Reorganization (the Plan), effective November 17, 1989. In connection with the Plan, and after giving effect to the stock split discussed in Note F, approximately 70,000 shares of the Company's common stock are expected to be issued to the Company's former shareholders, to be exchanged as follows: one-fiftieth of one share of the Company's $.01 par value common stock for each eight shares of the Company's pre-reorganization common stock. As of December 31, 1998, 1997 and 1996, 67,823, 67,823, and 67,823 shares, respectively, have been issued to former shareholders in connection with the Plan.

NATURE OF OPERATIONS

The Company is engaged in the exploration for and development of oil and gas reserves, primarily in the Midwestern and Southwestern United States. To a lesser extent, the Company also acquires and sells oil and gas properties.

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -CONTINUED

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Loch Exploration, Inc. and its controlled subsidiaries, Loch Energy, Inc. ("LEI"),(53% owned), Kantex, LLC (50% owned by LEI) and Cherokee Methane Corporation (100% owned by Kantex). All significant intercompany accounts and transactions have been eliminated in consolidation. The minority interest amount of $201,145 represents the outside minority ownership of LEI.

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

NOTE C - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                 1998             1997
                                              -------          -------
     Trade accounts payable                   $75,690          $10,346
     Accrued sales and payroll taxes            1,624              959
     Accrued interest                             ---               17
                                              -------          -------
                                              $77,314          $11,322
                                              -------          -------
                                              -------          -------

NOTE D - ACQUISITIONS

In December 1998, the Company acquired 1,295,286 shares (approximately 73%) of LEI, a related entity of which a director of the Company was the sole shareholder with 500,000 shares purchased at a par value of $.001 per share. LEI received approximately $126,000 of net assets in the transaction, which was accounted for as a purchase. The Company has agreed to distribute the shares of LEI to the Company shareholders of record as of December 2, 1998.

In November 1998, LEI formed a Texas Limited Liability Company, Kantex, LLC ("Kantex"), in which it owns a controlling 50% membership interest. LEI's initial contribution was 535,000 shares of LEI stock and approximately $10,000. The other member initially contributed $85,000 cash and a $15,050 payable. Kantex acquired certain oil and gas properties for 465,000 shares of the LEI stock, $45,000 cash and a note payable of $175,000. Kantex also acquired Cherokee Methane Corporation ("CMC"), a gas transport company located in Independence, Kansas for approximately $30,000 and 70,000 shares of LEI stock.

                                 LOCH EXPLORATION, INC
                        NOTES TO FINANCIAL STATEMENTS - Continued
                             December 31, 1998, 1997 and 1996


NOTE D - ACQUISITIONS - CONTINUED

The acquisition has been accounted for using the purchase method of accounting. Accordingly, CMC's results of operations are included in the consolidated financial statements since the date of the acquisition.

NOTE E - LONG-TERM DEBT


                                                                          1998            1997
                                                                       ----------      ----------
     Note payable bearing no interest, payable in
     monthly installments of 25% of the net proceeds
     of production from new wells completed by the Company             $  175,000      $      ---

     12% debentures, interest only payable in monthly
     installments through May 1, 1997, principal and interest
     payable in 36 monthly installments, beginning April 1,
     1997, collateralized by a first mortgage on the Company's
     interests in certain oil and gas properties, net of
     unamortized discount of $325 and $1,273 at December 31,
     1998 and 1997, respectively                                           10,153          32,325
                                                                       ----------      ----------
                                                                          185,153          32,325
     Less current portion                                                 185,153          22,172
                                                                       ----------      ----------
                                                                       $      ---      $   10,153
                                                                       ----------      ----------
                                                                       ----------      ----------

The debentures are convertible into shares of the Company's common stock, in multiples of $1,000, at the holder's option, at the rate of $.025 per share from June 1, 1993 to May 31, 1994, $.035 per share from June 1, 1994 to May 31, 1995,
$.05 per share from June 1, 1995 to May 31, 1996, and, thereafter, at the greater of $2.50 per share after giving effect to the 1-for-50 reverse stock split discussed in Note F, or the average of the bid/asked price of the Company's common stock during the prior 20 day trading period.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE E - LONG-TERM DEBT - CONTINUED

Future maturities of long-term debt are as follows:

                      Year ended
                      December 31,            Amount
                      ------------           --------
                         1999                $185,153
                         2000                     ---
                         2001                     ---
                         2002                     ---
                         2003                     ---
                      Thereafter                  ---
                                             --------
                                             $185,153
                                             --------
                                             --------

NOTE F - SHAREHOLDERS' EQUITY

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

NOTE G - INCOME TAXES

There was no income tax expense recorded in 1998, 1997 or 1996, due to the availability of net operating losses and due to the availability of a nonconventional source fuel credit, which eliminated any federal income taxes. This credit is available to the extent of the current year tax liability, and is not available for carryover to future years.

Deferred taxes have not been provided because there are no significant temporary differences between book and taxable income.

NOTE H - SUBSEQUENT EVENTS (UNAUDITED)

In January 1999, in conjunction with a "reverse merger", the Company acquired all of the issued and outstanding capital stock of Design Automation Systems Incorporated ("DASI") in exchange for 16,560,000 shares, approximately 93%, of Company stock, valued at approximately $4,300,000. The amount of the consideration was negotiated through an arm's-length transaction. The transaction was accounted for as a purchase.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE H - SUBSEQUENT EVENTS (UNAUDITED) - CONTINUED

The Company changed its name to Design Automation Systems Incorporated and will operate in the computer systems integration industry. DASI is in the system integration and custom programming business and is a premier dealer of Sun, Hewlett Packard, IBM and Digital products and Internet security solutions. The Company will be headquartered in Houston, Texas. As discussed in Note A, the Company intends to distribute its shares of LEI to the Company's shareholders, which will allow LEI and its subsidiaries described in Note E to operate separately from the Company in the oil and gas exploration industry.

The Company was the legal acquirer; however, DASI was the acquirer for accounting purposes. Prior to the merger, the Company had approved a spin-off of the Company's subsidiary that holds all of the Company's operating assets and liabilities to the stockholders of record prior to the merger. As a result of the plan to spin off the operations to its stockholders and due to the fact that going forward the balance sheet will effectively be that of DASI, the historical operations of the Company are not included in the following unaudited pro forma balance sheet, which only includes the historical financial statements of DASI.

                                                                        (Unaudited)
                                                                            1998
                                                                        -----------
     Assets
       Current assets
         Cash and cash equivalents                                      $   850,925
         Trade accounts receivable                                        4,020,385
         Other assets                                                       144,579
                                                                        -----------
              Total current assets                                        5,015,889
         Property and equipment, net                                         71,480
                                                                        -----------
     Total assets                                                       $ 5,087,369
                                                                        -----------
     Liabilities
       Current liabilities
         Notes payable                                                  $ 1,031,483
         Accounts payable                                                 3,649,398
         Accounts payable, related party                                     50,419
         Accrued expenses and other liabilities                             386,488
                                                                        -----------
              Total current liabilities                                   5,117,788
     Total liabilities                                                    5,117,788
     Shareholders' Equity
         Common stock                                                        54,392
         Accumulated deficit                                                (84,811)
                                                                        -----------
              Total shareholders' deficit                                   (30,419)
                                                                        -----------
     Total liabilities and shareholders equity                          $ 5,087,369
                                                                        -----------
                                                                        -----------

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE H - SUBSEQUENT EVENTS (UNAUDITED) - CONTINUED

In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc., an information technology consulting firm, in an arms length transaction between the Company and the two stockholders of COAD. The consideration for the acquisition was: (1) 600,000 shares of Company common stock, (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and
(3) for a period of 24 months each COAD stockholder will receive a 20% royalty on gross sales revenues of SQLACE products. The two stockholders of COAD entered into employment agreements, which terminate in December 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase.

NOTE I - RELATED PARTY TRANSACTIONS

In June 1993, the Company entered into an agreement with a wholly-owned subsidiary of Spindletop Oil & Gas Co. (Spindletop), a related party, whereby the parties agreed to combine their talents and resources to evaluate and acquire producing and non-producing oil and gas properties at various auctions. Any properties acquired under the terms of this agreement are to be acquired by initial assignment to Spindletop. Spindletop has agreed to provide the Company with a recordable assignment of its interest, such interest to be determined by the proportionate share of monies expended for the acquisition of said properties. All costs are borne by the Company and Spindletop in the same proportions as their respective ownership interests. Spindletop serves as administrator for the properties acquired in connection with this agreement, and is entitled to an overhead reimbursement for properties for which it serves as operator. This agreement had an initial term of six months, and continues month-to-month, thereafter, until canceled by either party. No properties were acquired in connection with this agreement during 1998, 1997 or 1996.

The Company leases its compressors to Spindletop. During the years ended December 1998, 1997 and 1996, Spindletop paid the Company approximately $9,000, $17,000, and $32,000, respectively, under the lease agreements for the compressors.

The Company operates an inactive oil and gas partnership drilling program, Loch Exploration, Inc. 1980A, for which it has made commitments, paid expenses and collected an operating fee.

NOTE J - CASH FLOW INFORMATION

The Company paid approximately $4,000, $7,000 and $11,000 for interest in 1998, 1997 and 1996, respectively. Excluded from the Statements of Cash Flows were the effects of certain non-cash investing and financing activities, as follows:

                            LOCH EXPLORATION, INC
                   NOTES TO FINANCIAL STATEMENTS - Continued
                       December 31, 1998, 1997 and 1996


NOTE J - CASH FLOW INFORMATION - CONTINUED

                                                                    1998          1997           1996
                                                                -----------   -----------    ----------
              Acquisition of gas gathering system in
                exchange for stock                              $       ---    $     6,000   $      ---
              Sale of oil and gas properties for
                an account receivable                                   ---         45,000          ---
              Acquisition of oil and gas properties
                in exchange for note payable and stock              302,904            ---          ---
              Acquisition of fixed assets in
                exchange for note payable and stock                  10,356            ---          ---
              Acquisition of subsidiary in exchange
                for note payable and stock                           41,781            ---          ---
              Sale of minority interest in
                subsidiary for receivable                            15,000            ---          ---


NOTE K - EARNINGS PER SHARE

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

NOTE L - CONCENTRATIONS OF CREDIT RISK

Trade accounts receivable as of December 31, 1998 and 1997 are primarily from oil and gas operators, including Spindletop, related to the Company's interests in oil and gas wells, and its compressor leases.

NOTE M - COMMITMENTS AND CONTINGENCIES

The Company leases its office facilities on a month to month basis. Total rent expense incurred was approximately $6,100, $7,800 and $7,400 in 1998, 1997 and 1996, respectively.

The Company's oil and gas exploration and production activities are subject to Federal, State and environmental quality and pollution control laws and regulations. Such regulations restrict emission and discharge of wastes from wells, may require permits for the drilling of wells, prescribe the spacing of wells and rate of production, and require prevention and clean-up of pollution.

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE M - COMMITMENTS AND CONTINGENCIES - CONTINUED

Although the Company has not in the past incurred substantial costs in complying with such laws and regulations, future environmental restrictions or requirements may materially increase the Company's capital expenditures, reduce earnings, and delay or prohibit certain activities.

NOTE N - FINANCIAL INSTRUMENTS

The estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 follow:

                                                          1998                         1997
                                                ------------------------      ----------------------
                                                 Carrying         Fair        Carrying        Fair
                                                  Amount          value        amount         Value
Cash and cash equivalents                        $ 34,832       $ 34,832      $ 80,457      $ 80,457
Trade accounts receivable                          83,941         83,941        12,067        12,067
Accounts receivable, related parties               25,718         25,718        33,449        33,449
Other accounts receivable                             ---            ---        45,000        45,000
Notes payable                                     185,153        185,153        32,325        32,325

The fair value amounts for each of the financial instruments listed approximate carrying amounts due to the short maturities of these instruments.

NOTE O - COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, (SFAS 130), requires that total comprehensive income be reported in the financial statements. For the years ended December 31, 1998, December 31, 1997, and December 31, 1996, the Company's comprehensive income (loss) was equal to its net income (loss) and the Company does not have income meeting the definition of other comprehensive income.

NOTE P - SEGMENT INFORMATION

The Company is in one business segment, the oil and gas exploration business, and follows the requirements of FAS 131, "Disclosures about Segments of an Enterprise and Related Information."

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE Q - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION

Certain information about the Company's operations for the years ended December 31, 1998, 1997 and 1996 follows.

                                                                 Year Ended December 31,
                                                       ------------------------------------------
                                                           1998           1997            1996
                                                       ------------   ------------   ------------
Capitalized costs relating to oil and gas
  producing activities:
Unproved properties                                    $        ---   $        ---   $        ---
Proved properties                                           425,166        125,777        245,862
                                                       ------------   ------------   ------------

Total capitalized costs                                     425,166        125,777        245,862
Accumulated amortization                                    (54,617)       (45,911)       (68,799)
                                                       ------------   ------------   ------------

                                                       $    370,549   $     79,866   $    177,063
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

Costs incurred in oil and gas property acquisition, exploration and development:

Acquisition of properties                              $    302,904   $      5,305   $        ---
Exploration costs                                               ---            ---            ---
Development costs                                               ---            ---            ---
                                                       ------------   ------------   ------------

                                                       $    302,904   $      5,305   $        ---
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

Results of operations from producing activities:
                                                                 Year Ended December 31,
                                                       ------------------------------------------
                                                           1998           1997            1996
                                                       ------------   ------------   ------------

Sales of oil and gas                                   $    101,825   $    148,059   $    177,972

Production costs                                             59,827         88,951        104,109
Amortization of oil and gas properties                        8,707         12,199         16,533
                                                       ------------   ------------   ------------
                                                             68,534        101,150        120,642
                                                       ------------   ------------   ------------

                                                       $     33,291   $     46,909   $     57,330
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

Sales price per equivalent Mcf                         $       2.14   $       2.56   $       2.79
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------
Production cost per equivalent Mcf                     $       1.26   $       1.54   $       1.63
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------
Amortization per equivalent Mcf                        $        .18   $        .21   $        .26
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE Q - ADDITIONAL OPERATIONAL AND BALANCE SHEET INFORMATION - CONTINUED

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

NOTE R - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                                              Charged Directly to Expense
                                                     --------------------------------------------
                                                         1998             1997            1996
                                                     ------------     ------------     ----------
Maintenance and Repairs                              $        571     $        301     $    1,089

Production taxes                                            6,619            9,624         11,568

Taxes, other than payroll and income taxes                    605              526            345

NOTE S - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED)

The Company's net proved oil and gas reserves as of December 31, 1998, 1997 and 1996 have been estimated by Company personnel in accordance with guidelines established by the Securities and Exchange Commission. Accordingly, the following reserve estimates were based on existing economic and operating conditions. Oil and gas prices in effect at December 31 of each year were used. Operating costs, production and ad valorem taxes and future development costs were based on current costs with no escalation.

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE S - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - CONTINUED

Changes in Estimated Quantities of Proved Oil and Gas Reserves

                                                                  Oil                 Gas
                                                                  Blbs                Mcf
                                                              -------------      -------------
Proved reserves:
----------------
BALANCE, DECEMBER 31, 1995                                           33,540            586,469
Revisions of previous estimates                                         999            (48,512)
Production                                                           (3,791)           (41,021)
                                                              -------------      -------------
BALANCE, DECEMBER 31, 1996                                           30,748            496,936
Sale of reserves in place                                               ---           (412,334)
Production                                                           (3,468)           (37,000)
Revisions of previous estimates                                      11,788             96,465
                                                              -------------      -------------
BALANCE, DECEMBER 31, 1997                                           39,068            144,067
Purchase of oil and gas properties                                      ---          1,926,205
Production                                                           (2,761)           (31,077)
Revisions of previous estimates                                     (24,011)           125,969
                                                              --------------     -------------
BALANCE, DECEMBER 31, 1998                                           12,296          2,165,164
                                                              -------------      -------------
                                                              -------------      -------------
Proved Developed Reserves:
--------------------------
Balance, December 31, 1996                                           30,748            496,936
Balance, December 31, 1997                                           39,068            144,067
Balance, December 31, 1998                                           12,296          2,165,164

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

                              LOCH EXPLORATION, INC
                    NOTES TO FINANCIAL STATEMENTS - Continued
                        December 31, 1998, 1997 and 1996


NOTE S - SUPPLEMENTAL RESERVE INFORMATION (UNAUDITED) - CONTINUED

                                                                       December 31,
                                                      -----------------------------------------------
                                                          1998             1997              1996
                                                      ------------     ------------      -------------
Standardized Measures of Discounted Future
  Net Cash Flows:

Future production revenue                            $   3,616,095    $  1,045,705     $   1,772,577
Future production and development costs                 (1,305,147)       (470,917)         (875,088)
                                                      ------------     -----------          --------

Future net cash flows before Federal
  income tax                                             2,310,948         574,788           897,489
Future Federal income tax                                 (577,737)       (143,697)         (224,372)
                                                      ------------     -----------          --------
Future net cash flows                                    1,733,211         431,091           673,117
Effect of discounting 10% per year                        (470,149)       (104,915)         (148,869)
                                                      ------------     -----------         ---------

                                                     $   1,263,062    $    326,176     $     524,248
                                                      ------------     -----------          --------
                                                      ------------     -----------          --------

Change Relating to the Standardized Measures of Discounted Future Net Cash Flows:

                                                                       December 31,
                                                      -----------------------------------------------
                                                          1998             1997              1996
                                                      ------------     ------------      -------------
Beginning balance                                    $     326,176    $    524,248      $    518,940
Oil and gas sales, net of production costs                 (41,998)        (59,108)          (73,863)
Net change in prices, net of production costs              (45,306)         (8,013)           41,467
Purchase of reserves in place                            1,032,715             ---               ---
Sales of reserves in place                                     ---        (266,873)              ---
Revisions of quantity estimates                            (21,601)        233,293           (55,422)
Accretion of discount                                       32,618          52,425            51,894
Net change in income taxes                                 269,985        (113,186)           (3,443)
Other                                                     (289,527)        (36,610)           44,675
                                                     -------------    -------------     ------------

                                                     $   1,263,062    $    326,176      $    524,248
                                                     -------------    -------------     ------------
                                                     -------------    -------------     ------------

                  INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
Design Automation Systems, Inc.

We have audited the accompanying balance sheets of Design Automation Systems, Inc. as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Design Automation Systems, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



HEIN + ASSOCIATES LLP
Certified Public Accountants

Houston, Texas
February 1, 1999

                         DESIGN AUTOMATION SYSTEMS, INC.

                                 BALANCE SHEETS

                                     ASSETS

                                                                              DECEMBER 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                         $    850,925    $    354,551
  Account receivable - trade, no allowance for doubtful accounts       4,020,385       2,980,670
  Accounts receivable from affiliates                                          -         176,071
  Other assets                                                           144,579          27,467
                                                                    ------------    ------------
          Total current assets                                         5,015,889       3,538,759

PROPERTY AND EQUIPMENT, net                                               71,480         104,141
                                                                    ------------    ------------

          Total assets                                              $  5,087,369    $  3,642,900
                                                                    ------------    ------------
                                                                    ------------    ------------

                             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Note payable                                                      $  1,031,483    $  1,784,526
  Accounts payable                                                     3,649,398       1,287,353
  Advances from shareholder                                                    -         288,385
  Accounts payable to affiliate                                           50,419          50,419
  Accrued expenses and other current liabilities                         386,488         309,797
                                                                    ------------    ------------
          Total current liabilities                                    5,117,788       3,720,480

COMMITMENTS AND CONTINGENCIES (Notes 5, 10 and 11)

SHAREHOLDERS' EQUITY (DEFICIT) :
  Shareholder receivable for purchase of common stock                          -        (227,056)
  Common stock, no par value; 50,000,000 shares authorized;
    16,560,000 and 14,400,000 shares issued and outstanding
    at December 31, 1998 and December 31, 1997, respectively              54,392          35,237
  Retained earnings (accumulated deficit)                                (84,811)        114,239
                                                                    ------------    ------------
          Total shareholders' equity (deficit)                           (30,419)        (77,580)
                                                                    ------------    ------------

          Total liabilities and shareholders' equity (deficit)      $  5,087,369    $  3,642,900
                                                                    ------------    ------------
                                                                    ------------    ------------

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.

                        DESIGN AUTOMATION SYSTEMS, INC.

                            STATEMENTS OF OPERATIONS

                                                      YEARS ENDED DECEMBER 31,
                                           --------------------------------------------
                                               1998            1997             1996
                                           ------------    ------------    ------------
REVENUES                                   $ 20,442,937    $ 20,074,401    $  7,843,566

OPERATING EXPENSES:
  Cost of revenues                           18,124,043      17,486,967       6,377,980
  Selling, general and administrative         2,058,842       2,724,239       1,403,104
                                           ------------    ------------    ------------
                                             20,182,885      20,211,206       7,781,084
                                           ------------    ------------    ------------

INCOME (LOSS) FROM OPERATIONS                   260,052        (136,805)         62,482

OTHER INCOME (EXPENSE):
  Interest expense                              (61,060)        (72,176)        (74,760)
  Interest income                                56,074          63,730          36,658
  Other income                                    5,266          21,100           5,649
                                           ------------    ------------    ------------
                                                    280          12,654         (32,453)
                                           ------------    ------------    ------------
INCOME (LOSS) FROM:
  Continuing operations                         260,332        (124,151)         30,029
  Discontinued operations                             -         (17,330)        339,943
                                           ------------    ------------    ------------

  Net income (loss)                        $    260,332    $   (141,481)   $    369,972
                                           ------------    ------------    ------------
                                           ------------    ------------    ------------

BASIC EARNINGS PER COMMON SHARE:
  Continuing operations                    $        .02    $       (.01)   $          -
  Discontinued operations                  $          -    $          -    $        .02
  Net income                               $        .02    $       (.01)   $        .03

WEIGHTED AVERAGE SHARES OUTSTANDING          14,405,918      14,400,000      14,400,000
                                           ------------    ------------    ------------
                                           ------------    ------------    ------------

                  SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.
                                          F-22

                        DESIGN AUTOMATION SYSTEMS, INC.

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                  Years Ended December 31, 1998, 1997 and 1996

                                                                   SHAREHOLDER
                                                                   RECEIVABLE                         TOTAL
                                                                      FOR           RETAINED          SHARE-
                                            COMMON STOCK           PURCHASE OF      EARNINGS         HOLDERS'
                                     --------------------------      COMMON       (ACCUMULATED       EQUITY
                                       SHARES         AMOUNT         STOCK          DEFICIT)       (DEFICIT)
                                     ----------    ------------   ------------    ------------    ------------
BALANCES, January 1, 1996            14,400,000    $     35,237   $   (227,056)   $    (63,833)   $   (255,652)

  Net income                                  -               -              -         369,972         369,972
                                     ----------    ------------   ------------    ------------    ------------

BALANCES, December 31, 1996          14,400,000          35,237       (227,056)        306,139         114,320

  Spin-off of net assets of CAD
    division                                  -               -              -         (50,419)        (50,419)

  Net loss                                    -               -              -        (141,481)       (141,481)
                                     ----------    ------------   ------------    ------------    ------------

BALANCES, December 31, 1997          14,400,000          35,237       (227,056)        114,239         (77,580)

  Distribution to shareholder                 -               -        227,056        (459,382)       (232,326)

  Common stock issued as
    compensation                      2,160,000          19,155              -               -          19,155

  Net income                                  -               -              -         260,332         260,332
                                     ----------    ------------   ------------    ------------    ------------

BALANCES, December 31, 1998          16,560,000    $     54,392   $          -    $    (84,811)   $    (30,419)
                                     ----------    ------------   ------------    ------------    ------------
                                     ----------    ------------   ------------    ------------    ------------

                  SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.
                                          F-23

                        DESIGN AUTOMATION SYSTEMS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                            YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------
                                                                     1998           1997            1996
                                                                 ------------   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $    260,332   $   (141,481)   $    369,972
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Discontinued operations                                                 -         17,330        (339,943)
    Depreciation and amortization                                      22,803         20,810          66,405
    Issuance of common stock as compensation                           19,155              -               -
    Changes in:
      Accounts receivable                                            (863,644)    (1,578,380)       (447,396)
      Accounts payable                                              2,362,045        274,022         154,644
      Accrued expenses and other current liabilities                   76,691        113,735         103,968
      Other, net                                                     (117,112)       181,988         (12,206)
                                                                 ------------   ------------    ------------
          Net cash provided by (used in) operating activities       1,760,270     (1,111,976)       (104,556)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                  (22,190)       (69,528)        (31,625)
  Proceeds from sale of property and equipment                         32,048              -               -
  Advances to related party                                          (654,673)             -               -
                                                                 ------------   ------------    ------------
          Net cash provided by (used in) investing activities        (644,815)       (69,528)        (31,625)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (payment on) notes payable, net                      (753,043)       644,504         778,027
  Advances from shareholder, net                                      133,962         19,891         (30,742)
                                                                 ------------   ------------    ------------
          Net cash provided by (used in) financing activities        (619,081)       664,395         747,285
                                                                 ------------   ------------    ------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               496,374       (517,109)        611,104
CASH AND CASH EQUIVALENTS, at beginning of year                       354,551        871,660         260,556
                                                                 ------------   ------------    ------------
CASH AND CASH EQUIVALENTS, at end of year                        $    850,925   $    354,551    $    871,660
                                                                 ------------   ------------    ------------
                                                                 ------------   ------------    ------------

SUPPLEMENTAL DISCLOSURES - interest paid                         $     61,060   $     72,176    $     74,760
                                                                 ------------   ------------    ------------
                                                                 ------------   ------------    ------------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Spin-off of net assets of CAD division                       $          -   $     50,419    $          -
                                                                 ------------   ------------    ------------
                                                                 ------------   ------------    ------------

  Elimination of shareholder receivable                          $   (227,056)  $          -    $          -
  Elimination of shareholder advances                                 422,347              -               -
  Elimination of related party receivable                            (654,673)             -               -
                                                                 ------------   ------------    ------------
          Total non-cash distribution to shareholder             $   (459,382)  $          -    $          -
                                                                 ------------   ------------    ------------
                                                                 ------------   ------------    ------------

                  SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS.
                                          F-24

                         DESIGN AUTOMATION SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        ORGANIZATION - Design Automation Systems, Inc. (the "Company"), a privately held corporation, was incorporated under the laws of the State of Texas on April 26, 1989. The Company is a value added reseller of integrated solutions. The Company is headquartered in Houston, Texas and is a dealer of Sun, HP, and IBM products. The Company sells products and services throughout the United States.

        REVENUE RECOGNITION - The Company recognizes revenue for products sold when the customer receives the product.

        PROPERTY AND EQUIPMENT - Property and equipment is stated at cost, adjusted for accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, which are five to seven years.

        FEDERAL INCOME TAXES - The Company has received approval from the Internal Revenue Service to be treated as an S Corporation in accordance with Internal Revenue Code Section 1362. Accordingly, the Company's income is taxed directly to the shareholders, and no provision for federal income taxes is recorded by the Company.

        CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers cash equivalents to include all cash items, such as time deposits and short-term investments that mature in three months or less from the date of acquisition.

        EARNINGS PER SHARE - Net income per share is computed on the basis of the weighted average number of common shares outstanding each year, plus common stock equivalents related to dilutive stock options.
        There were no dilutive securities at December 31, 1998 or 1997.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities of such instruments.

        COMPREHENSIVE INCOME (LOSS) - Comprehensive income is defined as all changes in shareholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

                        DESIGN AUTOMATION SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (continued)

        USE OF ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying results. Actual results could differ from these estimates.


2.      ADVANCES FROM SHAREHOLDER

        The Company has advances due to the Company's majority shareholder. The advances are unsecured, due on demand and bears interest at a rate of 14% per annum. Interest on the advances is paid semi-monthly. Interest related to these advances totaled approximately $56,000, $33,000 and $39,000 for the years ended 1998, 1997 and 1996, respectively. These advances were converted to equity in 1998.


3.      PROPERTY AND EQUIPMENT

        Property and equipment consists of the following:

                                                         DECEMBER 31,
                                                 ----------------------------
                                                     1998            1997
                                                 ------------    ------------
               Furniture and fixtures            $     45,439    $     36,001
               Computer equipment                     130,103         155,304
                                                 ------------    ------------
                                                      175,542         191,305
               Accumulated depreciation              (104,062)        (87,164)
                                                 ------------    ------------
                                                 $     71,480    $    104,141
                                                 ------------    ------------
                                                 ------------    ------------

4.      NOTE PAYABLE

        The Company purchases its inventory from one of its largest vendors under a $2,500,000 credit facility with an inventory financing company. Advances under the agreement are paid directly from the financing company to the supplier, and a fee is calculated on the invoice amount and remitted to the financing company by the supplier. Draws are payable in 60 days without interest and are secured by inventory and receivables. Past due amounts bear interest at the published prime rate plus 6%. The agreement subjects the Company to certain restrictive covenants such as limitation on subordinated debt payments, minimum tangible capital funds requirements and a maximum ratio of unsubordinated liabilities to tangible net worth.

        No interest expense was incurred under this agreement during the years ended December 31, 1998, 1997 or 1996.

                        DESIGN AUTOMATION SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS

5.      LEASE COMMITMENTS

        The Company leases office space under a non-cancelable operating lease. Total rent expense for the years ended 1998, 1997 and 1996 was approximately $82,000, $46,000 and $42,000, respectively. Future minimum rentals due under non-cancelable operating leases with an original term of at least one-year are approximately as follows:

               Years Ending December 31,
               ------------------------
                        1999                     $    104,000
                        2000                           98,000
                                                 ------------
                                                 $    202,000
                                                 ------------
                                                 ------------

6.      CONCENTRATIONS OF CREDIT RISK

        For the year ended December 31, 1998, the Company purchased approximately 82% of its inventory from three suppliers. For the years ended December 31, 1997 and 1996, the Company purchased approximately 79% and 74%, respectively, from two suppliers.

        Financial instruments that potentially subject the Company to concentration of credit risk are accounts receivable. The Company performs ongoing credit evaluations as to the financial condition of its customers. Generally, no collateral is required. Two customers made up approximately 64% and 37% of accounts receivable balances at December 31, 1998 and 1997, respectively.

        The Company at times maintains deposits which may be in excess of the Federal Deposit Insurance Corporation insurance limit or the Securities Investment Protection Corporation insurance limit. Management of the Company believes the risk of loss in connection with the accounts is minimal.


7.      REVENUES FROM MAJOR CUSTOMERS

        A summary of the Companies' revenues from major customers is as follows:

                                           1998            1997            1996
                                       ------------    ------------    ------------
               Customer A              $  4,739,911    $  4,276,459    $  1,213,270
               Customer B                 2,588,120         633,783               -
               Customer C                 2,511,147         788,880               -
               Other                     10,603,759      14,375,279       6,630,296
                                       ------------    ------------    ------------
                             Totals    $ 20,442,937    $ 20,074,401    $  7,843,566
                                       ------------    ------------    ------------
                                       ------------    ------------    ------------

                        DESIGN AUTOMATION SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


8.      DISCONTINUED OPERATIONS

        On September 30, 1997, the Board of Directors approved a plan to spin off its computer-aided design ("CAD") software segment of the business to a newly formed company that is wholly-owned by the sole shareholder of the Company at the time of the distribution. The transaction was completed October 1, 1997. As of the date the transaction was completed, the book value of the net assets distributed totaled $50,419. This amount consisted of accounts receivable of $344,047 and accounts payable and accrued expenses of $293,628.

        The financial statements represent the historical amounts of the Company restated to show the remaining operations of the Company as continuing operations and the CAD results as discontinued operations.

        No gain or loss resulted from this transaction. Operating results of the discontinued CAD operations are as follows:

                                           YEARS ENDED DECEMBER 31,
                                       -----------------------------
                                            1997             1996
                                       ------------     ------------
              Revenues                 $  1,254,361     $  1,300,854
              Net income (loss)        $    (17,330)    $    339,943


        Included in accounts payable to affiliate as of December 31, 1998 and 1997 was $50,419 due to the same company noted above.

9.      RELATED PARTY TRANSACTIONS

        The Company had $119,497 and $165,000 management fee income for the years ended December 31, 1998 and 1997, respectively, from a company that is wholly-owned by the majority shareholder of the Company.

        Accounts receivable related to the management fees was approximately $163,000 as of December 31, 1997. Additionally, the Company had approximately $13,000 due from a company that is seventy-percent-owned by the largest shareholder of the Company.

                        DESIGN AUTOMATION SYSTEMS, INC.

                         NOTES TO FINANCIAL STATEMENTS


10.     YEAR 2000

        The Company has begun to address possible remedial efforts in connection with computer software that could be affected by the Year 2000 problem. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Year 2000 problem may impact or be impacted by other entities with which the Company transacts business.

11.     SUBSEQUENT EVENT

        Effective January 1, 1999, Loch Exploration, Inc. ("Loch"), a Texas corporation, acquired all of the stock of the Company in a "reverse merger," whereby the Company is the acquiror for accounting purposes. In connection with the acquisition, Loch (effectively a shell corporation) issued the Company's shareholders 16,560,000 shares of authorized but unissued common stock, $.001 par value, valued at approximately $4.3 million. The transaction was funded January 4, 1999. The amount of consideration was negotiated through an arm's-length transaction. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction. As a result of this transaction, the Company will be taxed as a C Corporation; however, at the date of the transaction, no significant basis differences existed between tax and financial reporting purposes that would result in deferred tax balances.

        Effective January 1999, the Board of Directors of the Company approved five-year employment agreements with three key employees for an aggregate minimum base salary and bonus compensation of $925,000. On January 4, 1999, the Company's shareholders approved a 10,000-for-one split of the Company's common stock. Shares issued and outstanding have been retroactively restated to reflect this split.

        In February 1999, the Board of Directors approved the 1999 Employee Stock Option Plan (the "Plan"). The Board reserved 3,000,000 shares of common stock for issuance under the Plan.

                             LOCH EXPLORATION, INC.

              UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS


The following unaudited pro forma consolidated statement of operations of Loch Exploration, Inc. (the "Company") for the year ended December 31, 1998, and the unaudited pro forma consolidated balance sheet of the Company as of December 31, 1998 (the "Unaudited Pro Forma Consolidated Financial Statements") give effect to the acquisition of Design Automation Systems, Inc. ("DASI") by the Company, which was effective January 1, 1999. This acquisition was accounted for as a reverse merger (the "Merger") and recorded for accounting purposes in a manner similar to a pooling of interests and resulted in no goodwill.

The unaudited pro forma consolidated statement of operations for the year ended December 31, 1998, was prepared assuming that the transaction described above was consummated as of the beginning of the period presented. The unaudited pro forma consolidated balance sheet as of December 31, 1998 was prepared assuming that the transaction described above was consummated as of December 31, 1998.

The Unaudited Pro Forma Consolidated Financial Statements are based upon the historical financial statements of DASI which are included elsewhere in this filing and should be read in conjunction with those financial statements and the notes thereto. The Merger was accounted for in a manner similar to a pooling of interests, whereby no goodwill was derived from the transaction. The Company was the legal acquiror; however, DASI was the acquiror for accounting purposes. Therefore, for purposes of these Unaudited Pro Forma Consolidated Financial Statements, the historical financial statements of DASI will become those of the registrant. Prior to the Merger, the Company had approved a spin-off of the Company's subsidiary that holds all of the Company's operating assets and liabilities to the stockholders of record prior to the Merger. As a result of the plan to spin off the operations to its stockholders, the historical operations of the Company will not be included in the Unaudited Pro Forma Consolidated Financial Statements, which will only include the historical financial statements of DASI and the necessary pro forma adjustments to reflect contractual compensation arrangements and income taxes. The pro forma consolidated balance sheet of the Company, giving effect to the Merger and the spin-off of the subsidiary of the Company, will effectively be that of DASI; therefore, an Unaudited Pro Forma Consolidated Balance Sheet is not included herein, and reference should be made to the audited balance sheet of DASI at December 31, 1998, included elsewhere herein.

The pro forma adjustments and the resulting Unaudited Pro Forma Consolidated Financial Statements have been prepared based upon available information and certain assumptions and estimates deemed appropriate by the Company. The Company's management believes, however, that the pro forma adjustments and the underlying assumptions and estimates reasonably present the significant effects of the transaction reflected thereby and that any subsequent changes in the underlying assumptions and estimates will not materially affect the Unaudited Pro Forma Consolidated Financial Statements presented herein. The Unaudited Pro Forma Consolidated Financial Statements do not purport to represent what the Company's financial position or results of operations actually would have been had the Merger occurred on the date indicated or to project the Company's financial position or results of operations for any future date or period. Furthermore, the Unaudited Pro Forma Consolidated Financial Statements do not reflect changes that may occur as the result of post-merger activities and other matters.

                             LOCH EXPLORATION, INC.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998

                                                  HISTORICAL              PRO FORMA
                                                 ------------    -----------------------------
                                                                  PRO FORMA
                                                      DASI       ADJUSTMENTS       OPERATIONS
                                                 ------------    -----------      ------------
                                                                 (a) and (b)
REVENUES                                         $ 20,442,937    $         -      $ 20,442,937

OPERATING EXPENSES:
  Cost of revenues                                 18,124,043              -        18,124,043
  Selling, general and administrative               2,058,842       (200,000)        1,858,842
                                                 ------------    -----------      ------------
                                                   20,182,885       (200,000)       19,982,885
                                                 ------------    -----------      ------------

INCOME FROM OPERATIONS                                260,052        200,000           460,052

OTHER INCOME (EXPENSE):
  Interest expense                                    (61,060)             -           (61,060)
  Interest income                                      56,074              -            56,074
  Other income                                          5,266              -             5,266
                                                 ------------    -----------      ------------
                                                          280              -               280
                                                 ------------    -----------      ------------

INCOME FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES                                 260,332        200,000           460,332

INCOME TAXES                                                -       (161,000)         (161,000)
                                                 ------------    -----------      ------------

INCOME FROM CONTINUING OPERATIONS                $    260,332    $    39,000      $    299,332
                                                 ------------    -----------      ------------
                                                 ------------    -----------      ------------

BASIC EARNINGS PER COMMON SHARE FROM
  CONTINUING OPERATIONS                                                           $        .02


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                       14,405,918
                                                                                  ------------
                                                                                  ------------

                    SEE ACCOMPANYING NOTES TO THESE UNAUDITED PRO FORMA
                            CONSOLIDATED FINANCIAL STATEMENTS.
                                           F-31

                             LOCH EXPLORATION, INC.

         NOTES TO UNAUDITED PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                           AND AS OF DECEMBER 31, 1998


1.      BASIS OF PRESENTATION:

        The unaudited pro forma consolidated balance sheet is presented assuming the Merger occurred December 31, 1998 (see audited balance sheet included elsewhere herein). The unaudited pro forma consolidated statement of operations for the year ended December 31, 1998 is presented as if the Merger occurred at the beginning of 1998. The Unaudited Pro Forma Consolidated Financial Statements may not necessarily be indicative of the results which would actually have occurred if the Merger had been in effect on the date or for the period indicated or which may result in the future.


2.      PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS:

        The pro forma adjustments to the unaudited pro forma consolidated statement of operations reflect the following:

        (a) SALARIES - This adjustment reflects the contractual compensation arrangements executed upon effectiveness of the Merger.

        (b) INCOME TAXES - The adjustment for income taxes represents the tax effect of DASI's income before taxes giving effect of the foregoing pro forma adjustments computed at a 34% income tax rate for estimated federal and state income taxes. DASI had historically been taxed under the Subchapter S provisions of the Internal Revenue Code, whereby the earnings of DASI had been taxed at the shareholder level for federal purposes.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       DESIGN AUTOMATION SYSTEMS, INC.



                                       By:
                                          -------------------------------------
                                          Carl R. Rose, Chief Executive Officer
                                          April 15, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            SIGNATURE                   CAPACITY                     DATE
            ---------                   --------                     ----

--------------------------------  Chairman of the Board and     April 15, 1999
Carl R. Rose                      Chief Executive Officer


--------------------------------  President and Director        April 15, 1999
Charles H. Leaver, Jr.


--------------------------------  Chief Financial Officer,      April 15, 1999
Robert E. Nelson                  Principal Accounting Officer
                                  and Director