Form 10-Q
period 1999-03-31
DESIGN AUTOMATION SYSTEMS INC
filed 1999-05-17
CIK 313041

                                   Form 10-QSB


                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number: 0-9129


                         DESIGN AUTOMATION SYSTEMS, INC.
               Exact name of Registrant as specified in is charter

        TEXAS                                            75-1657943
State of Incorporation                        IRS Employer Identification Number


                                    SUITE 370
                                  3200 WILCREST
                            HOUSTON, TEXAS 77042-3366
                                  713-783-2374
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                       Yes X   No

The number of shares of common stock of the Registrant outstanding at March 31, 1999 was 20,759,986.

                         DESIGN AUTOMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 1999


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I         FINANCIAL INFORMATION

Item 1         Condensed Consolidated Financial Statements                 1-3

Item 2         Management's Discussion and Analysis or Plan of Operation    5

PART II        OTHER INFORMATION


Item 2         Changes in Securities                                        7
Item 4         Submission of Matters to a Vote of  Security Holders         8
Item 6         Exhibits and Reports on Form 8-K                             8

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         DESIGN AUTOMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                                         March 31,       December 31,
                                                                           1999              1998
                                                                        -----------      ------------
CURRENT ASSETS:
    Cash and cash equivalents                                           $ 1,245,829       $   850,925
    Account receivable - trade, no allowance for doubtful accounts        5,204,895         4,020,385
    Net assets - discontinued operations                                    220,089              --
    Other assets                                                             34,755           144,579
                                                                        -----------       -----------
             Total current assets                                         6,705,568         5,015,889


PROPERTY AND EQUIPMENT, net                                                 132,923            71,480
Goodwill                                                                  2,898,147              --
                                                                        -----------       -----------
             Total assets                                               $ 9,736,638       $ 5,087,369
                                                                        ===========       ===========


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Note payable                                                        $ 2,530,821       $ 1,031,483
    Accounts payable                                                      3,298,062         3,649,398
    Accounts payable to affiliate                                            39,944            50,419
    Accrued expenses and other current liabilities                        1,001,213           386,488
                                                                        -----------       -----------
             Total current liabilities                                    6,870,040         5,117,788


SHAREHOLDERS' EQUITY (DEFICIT) :
    Common stock, par value .001; 50,000,000 shares authorized;
         20,759,986 and 16,560,000 shares issued and outstanding
         at March 31, 1999 and December 31, 1998 , respectively              20,760            16,560
    Additional paid in capital                                            2,905,697            37,832
    Retained earnings (accumulated deficit)                                 (59,859)          (84,811)
                                                                        -----------       -----------
             Total shareholders' equity (deficit)                         2,866,598           (30,419)
                                                                        -----------       -----------

             Total liabilities and shareholders' equity (deficit)       $ 9,736,638       $ 5,087,369
                                                                        ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 Quarter Ended
                                                                    March 31,
                                                         ------------------------------
                                                             1999               1998
                                                         ------------       -----------
REVENUES                                                 $  7,675,309       $ 3,157,340

OPERATING EXPENSES:
    Cost of revenues                                        6,894,075         2,820,340
    Selling, general and administrative                       744,248           272,703
                                                         ------------       -----------
                                                            7,638,323         3,093,043
                                                         ------------       -----------

INCOME  FROM OPERATIONS                                        36,986            64,297

OTHER INCOME (EXPENSE):
    Interest expense                                            --              (13,108)
    Interest income                                            17,316             7,741
    Other income                                               23,926            50,362
                                                         ------------       -----------
                                                               41,242            44,995
                                                         ------------       -----------

        Income before income taxes and discontinued
       Operations                                              78,228           109,292
Income taxes                                                  (26,300)             --
                                                         ------------       -----------
Income from continuing operations                              51,928           109,292
       Discontinued Operations                                (26,976)             --
                                                         ------------       -----------

    Net income                                           $     24,952       $   109,292
                                                         ============       ===========

BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                                $       --         $       .01
    Discontinued operations                              $       --                --
    Net income                                           $       --         $       .01

WEIGHTED AVERAGE SHARES OUTSTANDING                        20,006,654        14,400,000
                                                         ------------       -----------


     See accompanying notes to condensed consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            Quarter Ended
                                                                                              March 31,
                                                                                    -----------------------------
                                                                                       1999              1998
                                                                                    -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                      $    24,952       $   109,292
    Adjustments to reconcile net income to net cash
         provided by (used in) operating activities:
         Discontinued operations                                                         26,976             --
         Depreciation and amortization                                                    5,160             5,160
             Accounts receivable                                                       (856,938)        1,050,344
             Accounts payable                                                          (412,170)          848,659
             Accrued expenses and other current liabilities                             227,619          (103,389)
             Other, net                                                                 119,654           (37,961)
                                                                                    -----------       -----------
                 Net cash provided by (used in) operating activities                   (864,747)        1,872,105

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (14,054)           (9,527)
    Advances to Related Party                                                             --             (194,131)
                 Net cash used in acquisition of business                              (125,633)
                                                                                    -----------       -----------
                 Net cash used in investing activities                                 (139,687)         (203,658)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from (payment on) notes payable, net                                     1,399,338        (1,784,526)
    Advances from shareholder, net                                                        --              137,808
                                                                                    -----------       -----------
                 Net cash provided by financing activities                            1,399,338        (1,646,718)
                                                                                    -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS, at beginning of period                                       853,925           354,551
                                                                                    -----------       -----------

CASH AND CASH EQUIVALENTS, at end of period                                         $ 1,245,829       $   376,280
                                                                                    ===========       ===========

SUPPLEMENTAL DISCLOSURES - interest paid                                            $      --         $    13,108
                                                                                    ===========       ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Issuance of Stock in business combination                                       $ 2,625,000       $      --
    Net assets acquired                                                                 147,514              --
    Goodwill                                                                         (2,898,147)             --
                                                                                    -----------       -----------
                 Net cash in business combination                                      (125,633)             --
                                                                                    ===========       ===========


     See accompanying notes to condensed consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      QUARTER ENDED MARCH 31, 1998 AND 1999


                                     PART 1
                              FINANCIAL INFORMATION

(1)     PRESENTATION OF INTERIM INFORMATION

        The unaudited consolidated financial statements and related notes are presented as permitted by form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The accompanying unaudited consolidated condensed financial statements and related notes should be read in conjunction with the audited consolidated financial statements and the Form 10-K of Design Automation Systems, Inc. (the "Company") and notes thereto, for its fiscal year ended December 31, 1998.

(2)     BUSINESS COMBINATION

        Effective January 1, 1999, Loch Exploration, Inc. (Loch), a Texas corporation, acquired all of the stock of the Company in a "reverse merger," whereby the Company is the acquiror for accounting purposes.
        In connection with the acquisition, Loch (effectively a shell corporation) issued the Company's shareholders 16,560,000 shares of authorized but unissued common stock, $.001 par value, valued at approximately $ 4.3 million. The transaction was funded January 4, 1999. The amount of consideration was negotiated through an arm's length transaction. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction. The Company became the parent company and Loch became the subsidiary for accounting purposes. As a result of the transaction, the Company will be taxed as a C Corporation; however, at the date of the transaction, no significant basis differences existed between tax and financial reporting purposes that would result in deferred tax balances. Net assets and operations of Loch are presented herein as discontinued operations.

        Effective January 1999, the Board of Directors of the Company approved five-year employment agreements with three key employees for an aggregate minimum base salary and bonus compensation of $ 925,000. On January 4, 1999, the Company's shareholders approved a 10,000-for-one split of the Company's common stock. Shares issued and outstanding have been retroactively restated to reflect this split.

(3)     ACQUISITION OF COAD SOLUTIONS, INC.

        The consideration for the acquisition was (1) 600,000 shares of Company common stock, (2) $ 200,000 cash, payable $ 100,000 at closing, and $ 100,000 payable in quarterly installments of $ 25,000 beginning 90 days from the closing date, and ( 3) for a period of 24 months each COAD stockholder will receive a 20% royalty on gross revenues of SQLACE products. The two stockholders of COAD entered into employment agreements, which terminate in December 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. The transaction has been accounted for as a purchase. The following unaudited pro forma condensed consolidated operating results are presented as if the transaction had occurred at the beginning of the periods being reported upon herein:

                                                March 31, 1999   March 31, 1998
         Revenues                                 8,253,953        3,691,986

         Income from continuing operations           65,880          138,299

         Net Income                                  38,904          138,299

         Income Per Share                               .00              .01


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

        Design Automation Systems, Inc. (The Company) engages in the business of providing computer system integration specializing in UNIX client server architecture and its components, and offering system management services with a complete software selection. The Company's integration services assist customers in dealing with issues during the entire life cycle of their systems; including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems including system availability and performance, UNIX/ Microsoft Windows NT integration, client server database implementation, network security, and internet/intranet electronic commerce/electronic business World Wide Web application deployment.

In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. COAD Solutions provides systems integrator Design Automation Systems with a highly experienced team of consultants specializing in PeopleSoft HRMS implementations, custom development and upgrades. COAD also provides design and implementation of knowledge management systems, internet/intranet development and project management services, and markets "SQL Ace" software, a proprietary program for easy data manipulation of multiple, complex databases.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

For the three months ended March 31, 1999, as compared to the three months ended March 31, 1998, revenues Increased to $ 7,675,309 from $ 3,157,340, an increase of $ 4,517,969 or 143% primarily due to increased growth of individual sales.

For the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 costs of revenues increased to $ 6,894,075 from $ 2,820,340 an increase of $4,073,735 or 144%, primarily due to increased revenues. Selling, general, and administrative expenses increased to $ 744,248 for the three months ended March 31, 1999 from $ 272,703 for the three months ended March 31, 1998, a increase of $ 471,545 or 173%, primarily due to an increase in personnel to service increased revenues, increased compensation associated thereto, and increase professional fees. This resulted in income from operations of $ 36,986 for the three months ended March 31, 1999, as compared to $ 64,297 from operations of for the three months ended March 31, 1998

For the three months ended March 31, 1999, net income was $ 24,952 as compared to a net income $ 109,292 for the three months March 31, 1998, primarily as a result of an increase of operating expenses, discontinued operations, and non-recognition of income tax as previous year tax filing status was an S Corporation.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to present the reader with information regarding the Company's ability to generate cash to meet its ongoing requirements. Accordingly, the information below speaks as to the parent company's ability to generate cash to meet its ongoing cash requirements as its business will be the ongoing business of the Company.

As of March 31, 1999, the Company's primary sources of liquidity were $1,245,829 in cash and cash equivalents, $5,204,895 of accounts receivable, and $4,534,536 of available and unused funds in the Company's line of credit. The Company had a working capital deficit of $164,472 as of March 31, 1999.

Net cash used in operating activities was $864,747 for the quarter ended March 31, 1999, as compared to net cash provided in operating activities of $1,872,105 for the quarter ended March 31, 1998, the difference was primarily the result of increased accounts receivable and decreased accounts payable.

Net cash used in investing activities was $139,687 for the quarter ended March 31, 1999, as compared to $203,658 for the quarter ended March 31, 1998, primarily due to advances to related party. Net cash provided by financing activities was $1,399,338 for the quarter ended March 31, 1999, as compared to net cash used in financing activities of $1,646,718, the result of a significant increase in the Company's line of credit.

As of April 30, 1999, the Company had $2,692,905. Management believes that the Company's line of credit, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations through fiscal year 1999.

DISCONTINUED SEGMENT RESULTS OF OPERATIONS

Total revenue for the first quarter of 1999 amounted to $ 11,092, and lease operating expenses amounted to $ 5,215. The first quarter net loss of $26,976 is mainly due to the continual market decline in oil and gas prices.

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

        In assessing the effect of the year 2000 problem on the company, management has identified, and is currently evaluating, the following three general areas:

        -  Internal infrastructure;

        -  Supplier/third-party relationships;
        -  Contingency plans.

        A discussion of the three general areas as well as management's ongoing and planned actions with regard to each is set forth below:

        INTERNAL INFRASTRUCTURE. The company is in the process of verifying that all of its personal computers, servers, and software are Year 2000 compliant. The company intends to replace or upgrade all items that are found not to be year 2000 compliant. The company intends to determine if the software vendors of all of its critical applications have represented that their products are year 2000 compliant. The company will obtain certification from its vendors that these systems are year 2000 compliant. The costs related to these efforts have not been nor are they expected to be material to the company's business, financial condition, or results of operations.

        SUPPLIERS/THIRD-PARTY RELATIONSHIPS. The company has been gathering information from vendor Web sites and available compliance statements to identify and, to the extent possible, resolve issues involving the year 2000 problem. The company relies on outside vendors for water, electrical, and telecommunications services as well as climate control, building access, and other infrastructure services. The company does not intend to independently evaluate the year 2000 compliance of the systems utilized to supply these services. The company has received no assurance of compliance from the providers of these services. There can be no assurance that these suppliers will resolve any or all year 2000 problems with these systems before the occurrence of a material disruption to the company's business. Any failure of these third parties to resolve year 2000 problems with their systems in a timely manner could have a material adverse effect on the company's business, financial condition, or results of operation.

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


                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

        In March 1999, the Company issued 600,000 shares of company common stock to the two stockholders of COAD Solutions, Inc. in connection with the acquisition of 100% of the outstanding capital stock of COAD. The company believes the transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On March 12, 1999, the company delivered an information statement to its stockholders of record informing them that the majority shareholder had voted his 14,400,000 shares of company common stock to take the following action:

o Change the name of the company from Loch Exploration, Inc. to Design Automation Systems, Inc. and

o Adopt an Employee Stock option plan reserving 3,000,000 shares of company common stock for issuance thereunder.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)     EXHIBITS


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

        10.4(5) Employment Agreement with Kelly Knake

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

        10.8(2) Indirect Value Added Reseller Agreement between the Company and
                Sun Microsystems Computer Corporation

        10.9(2) IBM Business Partner Agreement for Solution Providers

        10.10(2) Line of Credit with Finova Corporation

        21.1(2) List of Subsidiaries of the Registrant

        27.(5)  Financial Data Schedule

----------
(1) Filed as an exhibit to the company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to the company's 10-K for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the company's Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.

(4) Filed as an exhibit to the company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.

(5)     Filed herewith.


(b)   REPORTS ON FORM 8-K

                Form 8-K/A filed March 16, 1999
                Form 8-K/A filed January 27, 1999
                Form 8-K filed March 16, 1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Design Automation Systems, Inc.

Date:  May 15, 1999
                                            By  /s/ Robert E. Nelson
                                                ------------------------------
                                                Robert E. Nelson
                                                Chief Financial Officer and
                                                Director