Form 10QSB
period 1999-06-30
DESIGN AUTOMATION SYSTEMS INC
filed 1999-08-16
CIK 313041

                                   Form 10-QSB


                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                    Yes X  No
                                       ---   ---

The number of shares of common stock of the Registrant outstanding at August 13, 1999 was 21,583,986.

                         DESIGN AUTOMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 1999


                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I         FINANCIAL INFORMATION

Item 1         Condensed Consolidated Financial Statements                 1-4

Item 2         Management's Discussion and Analysis or Plan of Operation     6

PART II        OTHER INFORMATION

Item 2         Changes of Securities and Use of Proceeds                     9

Item 6         Exhibits and Reports on Form 8-K                             10

                         DESIGN AUTOMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 ASSETS

                                                                             June         December
                                                                             1999           1998
                                                                       ------------     ------------
                                                                        (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                          $    169,715     $    850,925
    Account receivable - trade, no allowance for doubtful accounts        4,479,419        4,020,385
    Net assets - discontinued operations                                     81,486                -
    Other assets                                                            364,540          144,579
                                                                       ------------     ------------
             Total current assets                                         5,095,160        5,015,889


PROPERTY AND EQUIPMENT, net                                                 195,469           71,480
Goodwill                                                                  5,647,102                -
                                                                       ------------     ------------
             Total assets                                              $ 10,937,731     $  5,087,369
                                                                       ------------     ------------
                                                                       ------------     ------------

             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Notes payable                                                      $    175,000     $  1,031,483
    Accounts payable                                                      3,858,501        3,649,398
    Accounts payable to affiliate                                            41,186           50,419
    Accrued expenses and other current liabilities                        1,570,031          386,488
                                                                       ------------     ------------
             Total current liabilities                                    5,644,718        5,117,788

SHAREHOLDERS' EQUITY (DEFICIT) :
    Common stock, par value $ .01; 50,000,000 shares authorized;
      21,283,986 and 16,560,000 shares issued and outstanding at
         June 30, 1999 and December 31, 1998 , respectively                 212,840          165,600
    Additional paid -in capital                                           5,408,388                -
    Retained earnings (accumulated deficit)                                (328,215)        (196,019)
                                                                       ------------     ------------
             Total shareholders' equity (deficit)                         5,293,013          (30,419)
                                                                       ------------     ------------
             Total liabilities and shareholders' equity (deficit)      $ 10,937,731     $  5,087,369
                                                                       ------------     ------------
                                                                       ------------     ------------

                       See accompanying notes to condensed
                       consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Quarter Ended                     Six Months Ended
                                                          June 30,                           June 30,
                                               ------------------------------      ------------------------------
                                                   1999              1998              1999              1998
                                               ------------      ------------      ------------      ------------
REVENUES                                       $  6,696,418      $  7,612,094      $ 14,371,727      $ 10,769,434

OPERATING EXPENSES:
    Cost of revenues                              5,881,829         6,697,557        12,775,905         9,517,897
    Selling, general and administrative             992,572           546,297         1,736,819           975,309
                                               ------------      ------------      ------------      ------------
                                                  6,874,401         7,243,854        14,512,724        10,493,206
                                               ------------      ------------      ------------      ------------

INCOME (LOSS) FROM OPERATIONS                      (177,983)          368,240          (140,997)          276,228

OTHER INCOME (EXPENSE):
    Interest expense                                   (648)          (14,876)             (648)          (27,984)
    Interest income                                  17,438             5,094            28,478            12,835
    Other income                                     11,051            24,031            41,254            74,393
                                               ------------      ------------      ------------      ------------
                                                     27,841            14,249            69,084            59,244
                                               ------------      ------------      ------------      ------------
Income before income taxes and
     discontinued operations                       (150,142)          382,489           (71,913)          335,742
Income taxes                                         15,260                 -           (11,040)                -
                                               ------------      ------------      ------------      ------------
Income from continuing operations                  (134,882)          382,489           (82,953)          335,742
Discontinued Operations                             (22,267)                -           (49,243)                -
                                               ------------      ------------      ------------      ------------


    Net income (loss)                          $   (157,149)     $    382,489      $   (132,196)     $    335,742
                                               ------------      ------------      ------------      ------------
                                               ------------      ------------      ------------      ------------

BASIC EARNINGS PER COMMON SHARE:
    Continuing operations                      $       (.01)     $        .03      $       (.01)     $        .02
    Discontinued operations                    $          -      $          -      $          -      $          -
    Net income                                 $       (.01)     $        .03      $       (.01)     $        .02

WEIGHTED AVERAGE SHARES OUTSTANDING              20,451,933        14,400,000        20,451,933        14,400,000
                                               ------------      ------------      ------------      ------------

                       See accompanying notes to condensed
                       consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                          1999             1998
                                                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                                  $  (132,196)     $   335,742
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Discontinued operations                                                            49,245                -
         Depreciation                                                                       14,965            1,526
         Amortization                                                                       95,023                -
         Changes in assets and liabilities, net of assets acquired in business
         Combination:
             Accounts receivable                                                            46,388       (1,542,788)
             Accounts payable                                                              131,791        1,711,391
             Accrued expenses and other current liabilities                                636,490        2,921,428
             Other, net                                                                   (208,833)        (149,856)
                                                                                       -----------      -----------
                 Net cash provided by operating activities                                 632,873        3,277,443

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                     (86,405)         (40,970)
    Net cash used in acquisitions of business                                             (171,195)               -
    Advances to Related Party                                                                    -         (197,724)
                                                                                       -----------      -----------
                 Net cash used in investing activities                                    (257,600)        (238,694)

CASH FLOWS FROM FINANCING ACTIVITIES:
    payment on notes payable, net                                                       (1,056,483)      (1,784,526)
    Advances from shareholder, net                                                               -          137,808
                                                                                       -----------      -----------
                 Net cash used in financing activities                                  (1,056,483)      (1,646,718)
                                                                                       -----------      -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (681,210)       1,392,031

CASH AND CASH EQUIVALENTS, at beginning of period                                          850,925          354,551
                                                                                       -----------      -----------

CASH AND CASH EQUIVALENTS, at end of period                                            $   169,715      $ 1,746,582
                                                                                       -----------      -----------
                                                                                       -----------      -----------

SUPPLEMENTAL DISCLOSURES - interest paid                                               $       648      $    27,984
                                                                                       -----------      -----------
                                                                                       -----------      -----------
                         - income taxes paid                                           $    72,600      $         -
                                                                                       -----------      -----------
                                                                                       -----------      -----------

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock in business combinations                                             $ 5,323,600      $         -
Net assets acquired in business combinations                                               247,330                -
Goodwill                                                                                (5,742,125)               -
                                                                                       -----------      -----------
 Net cash used in business combinations                                                $  (171,195)     $         -
                                                                                       -----------      -----------
                                                                                       -----------      -----------

                       See accompanying notes to condensed
                       consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  SIX MONTHS ENDED ENDED JUNE 30, 1999 AND 1998


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

(2)  BUSINESS COMBINATION

     Effective January 1, 1999, Loch Exploration, Inc. (Loch), a Texas corporation, acquired all of the stock of the Company in a "reverse merger," whereby the Company is the acquiror for accounting purposes. In connection with the acquisition, Loch (effectively a shell corporation) issued the Company's shareholders 16,560,000 shares of authorized but unissued common stock, $.01 par value, valued at approximately $ 4.3 million. The transaction was funded January 4, 1999. The amount of consideration was negotiated through an arms-length transaction. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction. As a result of the transaction, the Company is taxed as a C Corporation; however, at the date of the transaction, no significant basis differences existed between tax and financial reporting purposes that would result in deferred tax balances. Net assets and operations as presented herein as discontinued operations are $ 81,486 and $ 49,243 respectively.

     Effective January 1999, the Board of Directors of the Company approved five-year employment agreements with three key employees for an aggregate minimum base salary and bonus compensation of $ 925,000. On December 31, 1998, the Company's shareholders approved a 10,000-for-one split of the Company's common stock. Shares issued and outstanding have been retroactively restated to reflect this split.


(3)  ACQUISITIONS

     On March 31, 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. (COAD) an information technology consulting firm in an arms-lengths transaction between the Company and the shareholders of COAD. The consideration for the acquisition was (1) 600,000 shares of Company common stock, (2) $ 200,000 cash, payable $ 100,000 at closing, and $ 100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and ( 3) for a period of 24 months each COAD stockholder will receive a 20% royalty on gross revenues of SQLACE products. The stockholders of COAD entered into employment agreements, which terminate in December 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. The transaction has been accounted for as a purchase and resulted in goodwill of approximately $ 2,900,000, which will be amortized over a period of ten years.

     On May 28, 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC, (Dynamic) an information technology consulting firm in an arms-lengths transaction between the Company and the shareholders of Dynamic. The consideration for the acquisition was: (1) 524,000 shares of Company common stock, (2) $ 200,000 cash, payable $ 100,000 at closing, and $ 100,000 payable in quarterly installments of $ 25,000 beginning 90 days from the closing date, and (3) additional stock consideration if on June 1, 2000 the closing price for the Company common stock for the prior 15 business days is less than $ 5.15 per share in an amount equal to 5,340 shares for each $0.01 below $ 5.15. The Company has reserved 2,750,000 shares of Company common stock for the additional consideration. Certain stockholders of Dynamic entered into employment agreements, which terminate in 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase and resulted in goodwill of approximately $ 2,800,000, which will be amortized over a period of ten years.

     The earnings of each acquired entity are included in the Company's consolidated operations from each respective acquisition date. The following unaudited pro forma condensed results of operations for the three and six months ended June 30, 1999 and 1998 have been prepared as if the transaction had occurred on January 1, 1999 and 1998, respectively.

                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                           ------------------                  ----------------
                                       JUNE 30,          JUNE 30,         JUNE 30,           JUNE 30,
                                         1999              1998             1999               1998
                                         ----              ----             ----               ----
                                      (UNAUDITED)       (UNAUDITED)      (UNAUDITED)        (UNAUDITED)
Revenues                             $  7,078,078      $  8,463,083     $ 15,799,726      $  1,247,412

Income (loss) from                   $   (191,547)     $    465,853     $   (205,503)     $    595,132
continuing operations

Net Income (loss)                    $   (187,614)     $    480,102     $   (147,294)     $    534,144

Earnings (loss) Per Common Share     $       (.01)     $        .02     $       (.01)     $        .03

(4)  SUBSEQUENT EVENT

     Effective July 30, 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. (Connected), an electronic-business consulting and training firm, in an arms-length transaction between the Company and the members of Connected. The consideration for the acquisition was: (1) 300,000 shares of Company common stock, (2) $ 300,000 cash payable in six quarterly installments of $ 50,000 beginning 90 days from the closing date, and (3) additional stock consideration if on August 1, 2000 the closing price for the Company common stock for the prior 15 business days is less than $ 5.15 per share in an amount equal to 3000 shares for each $0.01 below $5.15. The Company has reserved 1,500,000 shares of Company common stock for the additional consideration. The shareholders of Connected entered into employment agreements with the Company's wholly-owned subsidiary, COAD, which will continue on a year-to-year basis and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete can be enforceable. This transaction has been accounted for as a purchase, and resulted in goodwill of approximately $ 1,800,000, which will be amortized over a period of ten years.

     The Company entered into a financing agreement with FINOVA Capital Corporation that will provide a $5,000,000 credit facility. The aggregate outstanding amount is not to exceed the lesser of $ 3,500,000 less the outstanding principal amount of any floorplan loans or an amount equal to the sum of 85% of the net amount of eligible receivables due from an account debtor other than FINOVA and 100% of the net amount eligible receivables due from FINOVA pursuant to a floor plan financing arrangement with borrower's customer.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.


OVERVIEW

          Design Automation Systems, Inc. (the "Company") engages in the business of providing computer system integration specializing in UNIX client server architecture and its components, and offering system management services with a complete software selection. The Company's integration services assist customers in dealing with issues during the entire life cycle of their systems; including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems including system availability and performance, UNIX/ Microsoft Windows NT integration, client server database implementation, network security, and internet/intranet electronic commerce/electronic business World Wide Web application deployment.

In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. ("COAD"), which provides the Company with a highly experienced team of consultants specializing in PeopleSoft HRMS implementations, custom development and upgrades. COAD also provides design and implementation of knowledge management systems, Internet/intranet development and project management services, and markets "SQL Ace" software, a proprietary program for easy data manipulation of multiple, complex databases.

In May 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC ("Dynamic") and merged Dynamic into COAD. Dynamic increases the Company's PeopleSoft HRMS practice and expands the COAD involvement into the public sector.


SIX MONTHS ENDED JUNE 30, 1999, COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

For the six months ended June 30, 1999, as compared to the six months ended June 30, 1998, revenues increased to $ 14,371,727 from $ 10,769,434 an increase of $ 3,602,293 or 33% primarily due to increased growth of individual sales.

For the six months ended June 30, 1999 gross profit increased to $1,595,822 or 28% as compared to the six months ended June 30, 1998 of $1,251,537 due to greater sales volume. The gross profit percentage for the six months ended June 30, 1999 was 11% compared to 12% for the six months ended June 30, 1998 as a result of decreased margins in hardware and somewhat increased margins from consulting. Selling, general, and administrative expenses increased to $ 1,736,819 for the six months ended June 30, 1999 from $975,309 for the six months ended June 30, 1998, an increase of $ 761,510 or 78%, primarily due to an increase in personnel costs to service increased revenues, increased professional fees related primarily to being a public entity and an increase of amortization of goodwill related to the acquisitions in 1999. This resulted in loss from operations of $ 140,997 for the six months ended June 30, 1999, as compared to income from operations $ 276,228 for the six months ended June 30, 1998.

For the six months ended June 30, 1999, net loss was $ 132,196 as compared to a net income of $ 335,742 for the six months June 30, 1998 primarily as a result of increase of operating expenses and non-cash expenses related to the 1999 acquisitions.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
1998.

For the three months ended June 30, 1999, as compared to the three months ended June 30, 1998, revenues decreased to $ 6,696,418 from $ 7,612,094, a decrease of $ 915,676 or 12% primarily due to the customer emphasis of resolving year 2000 problems. The acquisitions of Dynamic and COAD somewhat have increased the consulting revenues of the Company for the three months ended June 30, 1999.

For the three months ended June 30, 1999 gross profit decreased to $ 814,589 or 11% as compared to the three months ended June 30, 1998 of $ 914,557 primarily due to tighter pressures on prices in the hardware environment. The gross profit percentage for the three months ended June 30, 1999 was 12% compared to 12% for the three months ended June 30, 1998 as a result of decreased margins from hardware and somewhat increased margins from consulting. Selling, general, and administrative expenses increased to $ 992,572 for the three months ended June 30, 1999 from $ 546,297 for the three months ended June 30, 1998, an increase of $ 446,275 or 82%, primarily due to an increased professional fees related primarily to being a public entity, and acquisitions which includes approximately $ 95,000 in amortization cost. For three months ended June 30, 1999, this resulted in loss from operations of $ 177,983, compared to $ 368,240 income from operations for the three months ended June 30, 1998.

The three months ended June 30, 1999, net loss was $ 157,149 as compared to net income of $ 382,489 for the three months June 30, 1998, primarily as a result of increase operating expenses, and non-cash expenses related to the 1999 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

The liquidity and capital resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations is intended to present the reader with information regarding the Company's ability to generate cash to meet its ongoing requirements. Accordingly, the information below speaks as to the parent Company's ability to generate cash to meet its ongoing cash requirements of the Company, which now include COAD and Dynamic.

As of June 30, 1999, the Company's primary sources of liquidity were cash and cash equivalents of $ 169,715, $4,479,419 of accounts receivable, and $ 8,500,538 of available and unused funds in the Company's lines of credit. The Company had a working capital deficit of $ 549,558 as of June 30, 1999.

Net cash provided by operating activities was $ 632,873 for the six months ended June 30, 1999, as compared to net cash provided by operating activities of $ 3,277,443 at June 30, 1998, the difference was primarily due to the result of increased accounts payable and timing of payments due to vendors.

Net cash used in investing activities was $ 275,600 for the six months ended June 30, 1999, as compared to $238,694 for the six months ended June 30, 1998, primarily due to the purchase of property and equipment in 1998 and cash used in the aforementioned acquisitions of COAD and Dynamic in 1999.

Net cash used in financing activities was $ 1,056,483 for the six months ended June 30, 1999, as compared to $1,646,718, the result of a decrease in the Company's line of credit.

As of July 31, 1999 the Company had $ 73,069 in cash and cash equivalents. Management believed that the Company's line of credit, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations through fiscal year 1999.

DISCONTINUED SEGMENT RESULTS OF OPERATIONS

REVENUES AND OPERATING EXPENSES:

Total revenue for the second quarter of 1999 amounted to $ 10,605, and lease operating expenses amounted to $7,768. The second quarter net loss of $ 22,267 is mainly due to the increased operating expenses. The revenue for the six months ended June 30, 1999 amounted to $21,696, and lease operating expenses amounted to $ 12,982. The net loss for the six months June 30, 1999 is due to the overall market decline in oil and gas price and operating expenses.

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

 . Internal infrastructure;
 . Supplier/third-party relationships;
 . Contingency plans.

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

          SOFTWARE RESOLD BY THE COMPANY. The Company resells software that has been developed outside the Company. Reliance is placed upon the software vendor and distributor to address the year 2000 problem. Prior to taking on a software for resell, the Company is provided documentation from the software developer and the distributor of the software regarding its year 2000 compliance.

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


                                     PART II
                                OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

          In May 1999, the Company issued 524,000 shares of Company common stock to the stockholders of Dynamic in connection with the acquisition of 100% of the outstanding capital stock of Dynamic. The Company believes the transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid.

          In July 1999, the Company issued 300,000 shares of Company common stock to the stockholders of Connected in connection with the acquisition of 100% of the outstanding capital stock of Connected. The Company believes the transaction was exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Act as a transaction by an issuer not involving any public offering. No underwriter was utilized in such issuances and no commissions were paid.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

          EXHIBIT NUMBER             DESCRIPTION
            2.1 (1)         Exchange Agreement by and between Loch Exploration,
                            Inc. and Design Automation Systems Incorporated
            2.2 (2)         Exchange Agreement by and between Loch Exploration,
                            Inc. and COAD Solutions, Inc.
            2.3 (2)         Acquisition Agreement of Cherokee Methane
                            Corporation
            2.4 (2)         Plan of Merger between the Company and Design
                            Automation Systems Incorporated
            2.5 (6)         Exchange Agreement between the Company and Dynamic
                            Professional Services, LLC
            2.6 (7)         Exchange Agreement between the Company and Connected
                            Software Solutions, Inc.
            3.1 (3)         Articles of Incorporation
            3.2 (4)         Amended Articles of Incorporation
            3.3 (3)         By-laws
            4.1 (3)         Common Stock Specimen
           10.1 (4)         1999 Employee Stock Option Plan
           10.2 (2)         Employment Agreement with Carl Rose
           10.3 (2)         Employment Agreement with Charles Leaver
           10.4 (5)         Employment Agreement with Kelly Knake
           10.5 (2)         Lease Agreement
           10.6 (2)         Indirect Reseller Agreement between the Company,
                            Hewlett-Packard Company and Hall-Mark Computer
                            Products
           10.7(2)          Indirect Reseller Agreement between the Company,
                            Hewlett-Packard Company and Client Systems, Inc.
           10.8(2)          Indirect Value Added Reseller Agreement between the
                            Company and Sun Microsystems Computer Corporation
           10.9(2)          IBM Business Partner Agreement for Solution
                            Providers
           10.9(8)          1999 Line of Credit with FINOVA Capital Corporation
           10.10(2)         Line of Credit with Finova Corporation

           21.1(2)          List of Subsidiaries of the Registrant
           27. (8)          Financial Data Schedule

          ---------------

          (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

          (2)  Filed as an exhibit to the Company's 10-K for the year ended
               December 31, 1998 and incorporated herein by reference.
          (3)  Filed as an exhibit to the Company's Registration Statement on
               Form S-1 dated September 7, 1979 and incorporated herein by reference.
          (4) Filed as an exhibit to the Company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.
          (5) Filed as an exhibit to the Company's 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference.
          (6) Filed as an exhibit to the Company Form 8-K filed June 14, 1999 and incorporated herein by reference.
          (7) Filed as an exhibit to the Company's Form 8-K filed August 11, 1999 and incorporated herein by reference.
          (8)  Filed herewith


         (b) REPORTS ON FORM 8-K

                          Form 8-K filed June 14, 1999
                          Form 8-K/A filed August 11, 1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Design Automation Systems, Inc.


Date: August 16, 1999
                                         By /s/ Robert E. Nelson
                                            ------------------------------------
                                            Robert E. Nelson
                                            Chief Financial Officer and Director

                                     [LOGO]

                     SCHEDULE TO LOAN AND SECURITY AGREEMENT


BORROWER:         DESIGN AUTOMATION SYSTEMS, INC.
ADDRESS:          3200 Wilcrest Drive, Suite 370
                  Houston, TX 77042

DATE:             ________________________


This Schedule forms an integral part of the Loan and Security Agreement between the above Borrower and FINOVA Capital Corporation dated the above date, and all references herein and therein to "this Agreement" shall be deemed to refer to said Agreement and to this Schedule.

DEFINITIONS (SECTION 1.1):

"ELIGIBLE RECEIVABLES" means Receivables arising in the ordinary course of Borrower's business from the sale of goods or rendition of services which FINOVA, in its sole judgment, shall deem eligible based on such considerations as FINOVA may from time to time deem appropriate. Without limiting the foregoing, a Receivable shall not be deemed to be an Eligible Receivable if (i) the account debtor has failed to pay the Receivable within a period of ninety
(90) days after invoice date or, with respect to any Receivable where the account debtor is the United States or any department, agency or instrumentality thereof, thirty (30) days after invoice date, to the extent of any amount remaining unpaid after such period, or, if the Receivable is payable C.O.D., the Receivable has not been paid within thirty (30) days after the date the goods were shipped; (ii) the account debtor has failed to pay more than the percentage specified below of all outstanding Receivables owed by it to Borrower within ninety (90) days after invoice date; (iii) the account debtor is an Affiliate of Borrower; (iv) the goods relating thereto are placed on consignment, guaranteed sale or other terms pursuant to which payment by the account debtor may be conditional; (v) the account debtor is not located in the United States or Canada, unless the Receivable is supported by a letter of credit or other form of guaranty or security, in each case in form and substance satisfactory to FINOVA; (vi) the account debtor is the United States or any department, agency or instrumentality thereof, which has not acknowledged the assignment of the contract Receivable to FINOVA in accordance with the Federal Assignment of Clams Acts (open account Receivables due from the United States or any department, agency or instrumentality thereof may be excluded from this provision in FINOVA's sole discretion); (vii) Borrower is or may become liable to the account debtor for goods sold or services rendered by the account debtor to Borrower;
(viii) the account debtor's total obligations to Borrower exceed the percentage specified below of all Eligible Receivables, (ix) the account debtor disputes liability or makes any claim with respect thereto (up to the amount of such liability or claim), or is subject to any insolvency or bankruptcy proceeding, or becomes insolvent, fails or goes out of a material portion of its business;
(x) the amount thereof consists of late charges or finance charges; (xi) the amount thereof consists of a credit balance more than ninety (90) days past due; or (xii) the face amount thereof exceeds the amount specified below, unless accompanied by evidence of shipment of the goods relating thereto satisfactory to FINOVA in its sole discretion.

              (ii)   Cross-age percentage 25%

              (viii) Concentration limit            To be approved by a FINOVA
                     Portfolio Manager if > 15% of total eligible receivables.

              (xii)  Proof of Shipment threshold      $50,000

"PREPARED FINANCIALS" means the balance sheets of Borrower as of the date hereof, and as of each subsequent date on which audited balance sheets are delivered to FINOVA from time to time hereunder, and the related statements of operations, changes in stockholder's equity and changes in cash flow for the periods ended on such dates.

"GUARANTORS"          means Carl Rose and Jenta Rose and any other Person who
                      may from time to time guaranty all or part of the Obligations.

TOTAL FACILITY (Section 2.1):

       Five Million Dollars ($5,000,000) ("Total Facility")


LOANS (Section 2.2):

       A. REVOLVING LOANS: a revolving line of credit ("Revolving Credit Line") consisting of loans against Borrower's Eligible Receivables and Eligible Inventory ("Revolving Loans") in an aggregate outstanding principal amount (the "Revolving Loans Borrowing Base") not to exceed the lesser of:

              (a) Three Million Five Hundred Thousand Dollars ($3,500,000) (the "Maximum Revolving Facility Amount") less the outstanding principal amount of any Floorplan Loans (as hereinafter defined); or

              (b) an amount equal to the sum of: (I) eighty-five percent (85%) of the net amount of Eligible Receivables due from an account debtor other than FINOVA and one hundred percent (100%) of the net amount of Eligible Receivables due from FINOVA pursuant to a floor plan financing arrangement with Borrower's customer.

       B. FLOORPLAN LOANS: a floorplan line of credit consisting of loans against Borrower's Floorplanned Inventory ("Floorplan Loans") in an aggregate principal amount not to exceed at any time Three Million Five Hundred Thousand Dollars ($3,500,000) less the amount of any outstanding approvals given by FINOVA to any manufacturer of Floorplanned Inventory. No individual Floorplan Loan shall exceed 100% of the manufacturer's invoice price for Eligible Inventory ("Floorplan Loans Borrowing Base").

       C. COMBINED BORROWING LIMITS: In no event may the sum of the outstanding Revolving Loans and the outstanding Floorplan Loans exceed Five Million Dollars ($5,000,000) ("Maximum Combined Loan Amount").

       In no event may the sum of the Maximum Combined Loan Amount and the amount of any outstanding approvals given by FINOVA to any manufacturer of Floorplanned Inventory ("Open Approvals") exceed the Total Facility ($5,000,000).

INTEREST AND FEES (Section 2.6):

       REVOLVING CREDIT LINE INTEREST RATE. Borrower shall pay FINOVA interest on the daily outstanding balance of all Revolving Loans at a per annum rate of one and one-half percentage points (1.5%) in excess of the "Base Rate." The Base Rate shall equal the rate of interest published in the "Money Rates" section of The Wall Street Journal as the "Prime Rate."

       FLOORPLAN CREDIT LINE INTEREST. Interest on any amount past due under the Floorplan Credit Line pursuant to Section 2.7 hereof shall accrue from the due date or any extended due date at a per annum rate of six percentage points (6.0%) in excess of the Base Rate.

       In all applications unless a fixed interest rate is specified, the interest rate chargeable hereunder shall be increased or decreased, as the case may be, without notice or demand of any kind, upon the announcement of any change in the Base Rate. Each change in the Base Rate shall be effective immediately. In all applications unless specified otherwise, interest charges and all other fees and charges herein shall be computed on the basis of a year of 360 days and actual days elapsed and shall be payable to FINOVA in arrears on the first day of each month.

       FACILITY FEE. Borrower shall pay to FINOVA an annual facility fee. The fee will be Fifteen Thousand Dollars ($15,000), payable on the Closing Date and Seven Thousand Five Hundred Dollars ($7,500), payable on the anniversary of the closing date.

       APPLICATION FEE. Borrower has paid FINOVA an application fee in the amount of Two Thousand Five Hundred Dollars ($2,500). This fee shall be credited against FINOVA's legal fees and other out-of-pocket expenses and any amount remaining shall either be returned to Borrower or applied to reduce the outstanding balance of the Revolving Loans, as Borrower shall elect.


COLLATERAL (Section 3.4)

       Required Insurance in the amount of Two Hundred Seventy Five Thousand Dollars (275,000) at all times.


CONDITIONS PRECEDENT (Section 4):

       The obligation of FINOVA to make the initial advance hereunder is subject to the fulfillment, to the satisfaction of FINOVA and its counsel, of each of the following conditions, in addition to the conditions set forth in Sections
2.1 and 2.2 above:

       EXCESS BORROWING AVAILABILITY Borrower shall have excess borrowing availability under the Revolving Loans Borrowing Base on the day of the initial advance in an amount of not less than Five Hundred Thousand Dollars ($500,000), after giving effect to the initial advance hereunder and after having given effect to subtracting all of the Borrower's accounts payable outstanding 30 days or more beyond their written terms and all book overdrafts.

       LOCKBOX: (Section 2.11 (c)) Borrower shall establish and maintain a lockbox at Chase Manhattan Bank of Texas, N.A.

       SUBORDINATION AGREEMENT: FINOVA must receive signed full subordination agreement from Access Graphics. In the event that Access Graphics does not sign the agreement or the negotiated agreement is not satisfactory to FINOVA and its counsel, Access Graphics will be required to terminate their existing filing and re-file after FINOVA.

       ADDITIONAL COLLATERAL: UCC-1 financing statement to be filed on wholly owned subsidiaries of Borrower, including COAD Solutions.

       FISCAL YEAR-END FINANCIAL STATEMENTS: FINOVA must receive a copy of audited financial statements for fiscal year-end December 31, 1997 and December 31, 1998 with a signed accountant's letter.


REPORTING REQUIREMENTS (Section 9.1):

       Borrower shall provide FINOVA with monthly agings aged by invoice date and reconciliations of Receivables within fifteen (15) days after the end of each month.

       Borrower shall provide FINOVA with monthly accounts payable agings aged by invoice date, outstanding or held check registers and inventory certificates within fifteen (15) days after the end of each month.

       Borrower shall provide FINOVA with monthly unaudited consolidated financial statements within thirty (30) days after the end of each month.

       Borrower shall provide FINOVA with audited consolidated and consolidating fiscal financial statements within ninety (90) days after the end of each fiscal year, as more specifically described in Section 9.1 hereof, and with an opinion issued by a Certified Public Accountant which is acceptable to FINOVA.

       Borrower shall provide FINOVA with annual detailed projections for the upcoming fiscal year of Borrower within ninety (90) days after the end of each fiscal year of Borrower.

              Borrower shall provide FINOVA with Collateral and Loan report on a daily basis.

              Borrower shall provide FINOVA with notice regarding cash transfers between its subsidiaries.

       Borrower shall provide FINOVA with personal financial statements for Carl and Jenta Rose on an annual basis.


CREDIT MEMORANDA (Section 3.5):             $10,000

BUSINESS DAYS FOR CLEARANCE (Section 2.11): 1 day

INVENTORY RETURNS (Section 3.6):            $10,000

EVENTS OF DEFAULT - JUDGMENTS (7.1):        $10,000

BORROWER INFORMATION:

Borrower's State of Incorporation (Section 5.1):        Texas



Fictitious Names/Prior Corporate Names (Section 5.2):   Loch Exploration, Inc.
                                                        Design Automation
                                                        DASI
                                                        DA

Borrower Location(s) (Section 5.16):        3200 Wilcrest Drive, Suite 270

                                            Houston, TX 77042


                                            130 S. Bemisten, Suite 303
                                            St. Louis, MO 63105

                                            1150 Lakeway Drive, Suite 219
                                            Austin, TX 78738



Permitted Encumbrances (Section 1.1):       Pitney Bowes


FINANCIAL COVENANTS (Section 6.13):

         Upon receipt of 6/30/99 SEC Form 10-Q, financial covenants shall be set. The Borrower will be notified of the proposed covenants and FINOVA must receive the Borrower's consent, prior to monitoring the proposed covenants. Covenants will be monitored on a quarterly basis.


NEGATIVE COVENANTS (Section 6):

CAPITAL EXPENDITURES:      Borrower shall not make or incur any Capital
                           Expenditure if, after giving effect thereto, the aggregate amount of all Capital Expenditures by Borrower in any fiscal year (beginning with the 2000 fiscal year) would exceed $100,000.

INDEBTEDNESS:              Borrower shall not create, incur, assume or permit
                           to exist any Indebtedness (including Indebtedness in connection with Capital Leases) in excess of $50,000 per annum other than (i) the Obligations and any indebtedness subordinated to the Obligations pursuant to a subordination agreement acceptable to FINOVA in its sole discretion, (ii) trade payables and other contractual obligations to suppliers and customers incurred in the ordinary course of business and (iii) other Indebtedness existing on the date of this Agreement and reflected in the Prepared Financials delivered to FINOVA prior to the Closing Date (other than Indebtedness paid on the date of this Agreement from proceeds of the initial advances hereunder).


TERM (Section 9.2):

       The initial term of this Agreement shall be two (2) year(s) from the date hereof (the "Initial Term"), unless earlier terminated as provided in Section 9 or 7.2 above or elsewhere in this Agreement.


TERMINATION FEE (Section 9.2):

       The Termination Fee provided in Section 9.2 shall be an amount equal to the following percentage of the Total Facility amount:

              (i) One percent (1.0%), if such notice of early termination occurs on or prior to the first anniversary of this Agreement;

              (ii) One half of one percent (.5%), if such notice of early termination occurs after the first anniversary of this Agreement.


       In the event that an early termination results from a change in control of the Borrower and a comparable Total Credit Facility is established between FINOVA and the Entity responsible for the change in control of Borrower, the early termination fee will be waived by FINOVA.

       In the event that an early termination results from a change in the Borrower's primary vendor for Sun Microsystems product, and FINOVA is unable to accommodate floorplan financing, the early termination fee will apply only to the Revolving portion of the Credit Facility.


DISBURSEMENT (Section 9.11):

       Unless and until Borrower otherwise directs FINOVA in writing, all loans (other than Floorplan Loans disbursed directly to manufacturers or vendors of Floorplanned Inventory as contemplated in Section 2.4 of this Agreement) shall be wired to Borrower's operating bank account:

         Account Number: __________________________
         Bank: ___________________________________
         City, State: _______________________________
         ABA #: ___________________________________


NOTICE (Section 9.12):

       Any notices sent to FINOVA should be sent simultaneously to the address listed in the preamble to the Agreement and to the following:

         FINOVA Capital Corporation
         1850 Central Avenue
         P.O. Box 2209
         Phoenix, AZ 85002-2209
         Attn: Joseph R. D'Amore, Vice President

         FINOVA Capital Corporation
         355 South Grand Avenue
         Suite 2400
         Los Angeles, CA 90071
         Attn: John Bonano

ADDITIONAL PROVISION:

- INVENTORY RESERVE: The balance of the floorplan outstandings shall be reserved from the available borrowing base, prior to advancing on eligible A/R for the Revolving Credit Line.

- A/R CONCENTRATION ACCOUNTS: A/R concentration accounts > 15% must be approved by a FINOVA Portfolio Manager for inclusion in the eligible receivables base.

-      AUDITS: Quarterly audits to be performed.

- MERGERS & ACQUISITIONS: Design Automation Systems, Inc. will not enter into any mergers or acquisitions without the prior written consent of FINOVA. Design Automation Systems, Inc. will promptly notify FINOVA of any proposed merger or acquisition. Design will furnish FINOVA all information regarding the proposed transaction under the same confidentiality restrictions as imposed on Design. FINOVA will provide Design with its consent or rejection within ten (10) business days. FINOVA's consent will not be unreasonably withheld.

CO-BORROWER:

       By signing below, COAD Solutions, Inc. agrees that it will be a Co-Borrower under the Loan and Security Agreement and this Schedule and it will, as a Co-Borrower, be jointly and severally liable for all Obligations.


BORROWER:                                        FINOVA:

DESIGN AUTOMATION SYSTEMS, INC.                  FINOVA CAPITAL CORPORATION

Tax I.D. No. 75-1657943


By:                                              By:
   ---------------------------------                -------------------------
   President                                     Title: Vice President

By:
   ---------------------------------
   Secretary or Ass't. Secretary


CO-BORROWER:

COAD SOLUTIONS, INC.

Tax I.D. No. 76-0599447


By:
   --------------------------------------------------------
   President

By:
   --------------------------------------------------------
   Secretary or Ass't. Secretary