Form 10QSB
period 1999-09-30
DESIGN AUTOMATION SYSTEMS INC
filed 1999-11-15
CIK 313041

                                 Form 10-QSB


                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             WASHINGTON, D.C. 20549


     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                          Commission File Number: 0-9129


                         DESIGN AUTOMATION SYSTEMS, INC.
              Exact name of Registrant as specified in its charter

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

                                    Yes X No


The number of shares of common stock of the Registrant outstanding at November 5, 1999 was 22,683,986.

                         DESIGN AUTOMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999


                                      INDEX

                                                                                               PAGE NO.
                                                                                               --------
PART I         FINANCIAL INFORMATION

Item 1         Condensed Consolidated Financial Statements                                       1-4

Item 2         Management's Discussion and Analysis or Plan of Operation                           6

PART II        OTHER INFORMATION

Item 2         Changes of Securities and Use of Proceeds                                          10

Item 6         Exhibits and Reports on Form  8-K                                                  10

                         DESIGN AUTOMATION SYSTEMS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                               September      December
                                                                                  1999          1998
                                                                               ---------      ---------
                                                                              (unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                               $        7,287 $      850,925
    Account receivable - trade, no allowance for doubtful accounts               3,367,854      4,020,385
    Net assets - discontinued operations                                           135,136              -
    Other assets                                                                   413,361        144,579
                                                                            -------------- --------------
             Total current assets                                                3,923,638      5,015,889


PROPERTY AND EQUIPMENT, net                                                        267,290         71,480
Goodwill, net                                                                    7,301,871              -
                                                                            -------------- --------------
             Total assets                                                   $   11,492,799 $    5,087,369
                                                                            ============== ==============


             LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
    Notes payable                                                           $    2,362,975 $    1,031,483
    Accounts payable                                                             2,361,285      3,649,398
    Accounts payable to affiliate                                                   22,980         50,419
    Accrued expenses and other current liabilities                                 662,884        386,488
                                                                            -------------- --------------
             Total current liabilities                                           5,410,124      5,117,788


SHAREHOLDERS' EQUITY (DEFICIT) :
    Common stock, par value $ .01; 50,000,000 shares authorized;
          21,583,986 and 16,560,000 shares issued and outstanding at
         September 30, 1999 and December 31, 1998, respectively                    215,840        165,600
    Additional paid -in capital                                                  6,943,215            -
    Accumulated Deficit                                                         (1,076,380)      (196,019)
                                                                            -----------------------------
             Total shareholders' equity (deficit)                                6,082,675        (30,419)
                                                                            -------------- --------------

             Total liabilities and shareholders' equity (deficit)           $   11,492,799 $    5,087,369
                                                                            ============== ==============


                       See accompanying notes to condensed
                       consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Quarter Ended                     Nine Months Ended
                                                     September 30,                       September 30,
                                           ----------------------------------- -----------------------------------
                                                1999               1998              1999              1998
                                           ----------------  ----------------- -----------------  ----------------
REVENUES                                   $    4,862,888    $    3,835,663    $   19,234,615     $   14,605,097

OPERATING EXPENSES:
      Cost of revenues                          4,226,029         3,429,215        16,997,202         12,947,112
      Selling, general and administrative       1,418,284           521,752         3,159,835          1,497,060
                                           --------------    --------------    --------------     --------------
                                                5,644,313         3,950,967        20,157,037         14,444,172
                                           --------------    --------------    --------------     --------------

INCOME  (LOSS) FROM OPERATIONS                   (781,425)         (115,304)         (922,422)           160,925

OTHER INCOME (EXPENSE):
      Interest expense                            (22,445)          (15,170)          (23,092)           (43,154)
      Interest income                               2,600            22,470            31,078             35,304
      Other income (expense)                       (1,680)           52,150            27,495            126,544
                                           --------------    --------------    --------------     --------------
                                                  (21,525)           59,450            35,481            118,694
                                           --------------    --------------    --------------     --------------
Income (loss) before income taxes and
       discontinued operations                   (802,950)          (55,854)         (886,941)           279,619
Income taxes                                       (6,040)                -            (5,000)                 -
                                           --------------    --------------    --------------     --------------
Income from continuing operations                (808,990)          (55,854)         (891,941)           279,619
Discontinued Operations                           (60,448)                -          (106,926)                 -
                                           --------------    --------------    --------------     --------------


      Net income (loss)                    $     (869,438)   $      (55,854)   $     (998,867)    $      279,619
                                           ==============    ==============    ==============     ==============

BASIC EARNINGS (LOSS)PER COMMON SHARE:

      Continuing operations                $         (.04)   $            -    $         (.04)    $          .02
      Discontinued operations              $            -    $            -    $            -     $            -
      Net income                           $         (.04)   $            -    $         (.05)    $          .02

WEIGHTED AVERAGE SHARES OUTSTANDING            21,483,986        14,400,000        20,812,836         14,400,000
                                           --------------    --------------    --------------     --------------


                     See accompanying notes to condensed
                     consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                     1999             1998
                                                                                ---------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                           $     (998,867)  $      279,619
    Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
         Discontinued operations                                                       106,926                -
         Depreciation                                                                   28,000           10,062
         Amortization                                                                  267,195                -
         Changes in assets and liabilities, net of assets acquired in
                 acquisitions   of businesses
             Accounts receivable                                                     1,157,953          740,524
             Accounts payable                                                       (1,365,425)         632,604
             Accrued expenses and other current liabilities                           (288,863)         850,564
             Other, net                                                               (223,206)        (250,225)
                                                                                ---------------  ---------------
                 Net cash (used in) provided by  operating activities               (1,316,287)       2,263,148

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                (161,803)         (40,970)
    Net cash used in acquisitions of business                                         (497,040)              -
    Advances to Related Party                                                                -         (414,151)
                                                                                --------------   ---------------
                 Net cash used in investing activities                                (658,843)        (455,121)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Advances from and payment on  notes payable, net                                 1,131,492       (1,784,526)
    Advances from shareholder, net                                                           -          137,808
                                                                                --------------   ---------------
                 Net cash provided by (used in) financing activities                 1,131,492       (1,646,718)
                                                                                --------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (843,638)         161,309

CASH AND CASH EQUIVALENTS, at beginning of period                                      850,925          354,551
                                                                                --------------   --------------

CASH AND CASH EQUIVALENTS, at end of period                                     $        7,287   $      515,860
                                                                                ==============   ==============

SUPPLEMENTAL DISCLOSURES - interest paid                                        $       23,042   $       61,060
                                                                                ==============   ==============
                         - income taxes paid                                    $       72,600   $            -
                                                                                ==============   ==============

NON-CASH INVESTING AND FINANCING ACTIVITIES

Issuance of stock in business combinations                                      $    6,868,600   $           -
Net assets acquired in business combinations                                           203,426               -
Goodwill                                                                            (7,569,066)              -
                                                                                --------------   --------------
                           Net cash used in business combinations               $     (497,040)  $           -
                                                                                ===============  ==============

                      See accompanying notes to condensed
                      consolidated financial statements.

                         DESIGN AUTOMATION SYSTEMS, INC.
                                AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               NINE MONTHS ENDED ENDED SEPTEMBER 30, 1999 AND 1998


                                     PART 1
                              FINANCIAL INFORMATION

(1)  PRESENTATION OF INTERIM INFORMATION

     The unaudited consolidated financial statements and related notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited consolidated financial statements and notes for the fiscal year ended December 31, 1998. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 1999. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements on the Form 10-K of Design Automation Systems, Inc. (the "Company") and notes thereto, for its fiscal year ended December 31, 1998.

(2)  BUSINESS COMBINATION

     Effective January 1, 1999, Loch Exploration, Inc. (Loch), a Texas corporation, acquired all of the stock of the Company in a "reverse merger," whereby the Company is the acquiror for accounting purposes. In connection with the acquisition, Loch (effectively a shell corporation) issued the Company's shareholders 16,560,000 shares of authorized but unissued common stock, $.01 par value, valued at approximately $ 4.3 million. The transaction was funded January 4, 1999. The amount of consideration was negotiated through an arms-length transaction. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction. As a result of the transaction, the Company is taxed as a C Corporation; however, at the date of the transaction, no significant basis differences existed between tax and financial reporting purposes that would result in deferred tax balances. Net assets and operations as presented herein as discontinued operations are $ 135,136 and ($ 106,926) respectively.

     Effective January 1999, prior to the merger, the Board of Directors of the Company approved five-year employment agreements with three key employees for an aggregate minimum base salary and bonus compensation of $ 925,000.

(3)  ACQUISITIONS

     On March 31, 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. (COAD) an information technology consulting firm in an arms-lengths transaction between the Company and the shareholders of COAD. The consideration for the acquisition was (1) 600,000 shares of Company common stock, (2) $ 200,000 cash, payable $ 100,000 at closing, and $ 100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and (3) for a period of 24 months each COAD stockholder will receive a 20% royalty on gross revenues of SQLACE products. The stockholders of COAD were granted employment agreements with COAD, a wholly owned subsidiary of the company which expire on December 31, 2004 and will continue thereafter on a year to year basis and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. The transaction has been accounted for as a purchase and resulted in goodwill of approximately $ 2,900,000, which will be amortized over a period of ten years.

     On May 28, 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC, (Dynamic) an information technology consulting firm in an arms-lengths transaction between the Company and the shareholders of Dynamic. The consideration for the acquisition was: (1) 524,000 shares of Company common stock, (2) $ 200,000 cash, payable $ 100,000 at closing, and $ 100,000 payable in quarterly installments of $ 25,000 beginning 90 days from the closing date, and (3) additional stock consideration if on June 1, 2000 the closing price for the Company common stock for the prior 15 business days is less than $ 5.15 per share in an amount equal to 5,340 shares for each $0.01 below $ 5.15. The Company has reserved 2,750,000 shares of Company common stock for the additional consideration. Certain stockholders of Dynamic entered into employment agreements with the companies' wholly owned subsidiary COAD, which will continue on a year to year basis and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase and resulted in goodwill of approximately $ 2,800,000, which will be amortized over a period of ten years.


      On July 30, 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. (Connected), an electronic-business consulting and training firm, in an arms-length transaction between the Company and the members of Connected. The consideration for the acquisition was: (1) 300,000 shares of Company common stock, (2) $ 300,000 cash payable in six quarterly installments of $ 50,000 beginning 90 days from the closing date, and (3) additional stock consideration if on August 1, 2000 the closing price for the Company common stock for the prior 15 business days is less than $ 5.15 per share in an amount equal to 3000 shares for each $0.01 below $5.15. The Company has reserved 1,500,000 shares of Company common stock for the additional consideration. The shareholders of Connected entered into employment agreements with the Company's wholly-owned subsidiary, COAD, which will continue on a year-to-year basis and include a non-compete provision for the term of the agreement and one year thereafter. However, the Company can provide no assurance the non-compete can be enforceable. This transaction has been accounted for as a purchase, and resulted in goodwill of approximately $ 1,800,000, which will be amortized over a period of ten years.


     The earnings of each acquired entity are included in the Company's consolidated operations from each respective acquisition date. The following unaudited pro forma condensed results of operations for the nine months ended September 30, 1999 and 1998 have been prepared as if the transactions had occurred on January 1, 1999 and 1998, respectively.


                                                  THREE MONTHS ENDED                            NINE MONTHS ENDED
                                                  ------------------                            -----------------
                                          SEPTEMBER 30,          SEPTEMBER 30,          SEPTEMBER 30,          SEPTEMBER 30,
                                              1999                   1998                   1999                   1998
                                              ----                   ----                   ----                   ----
                                           (UNAUDITED)            (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
Revenues                                  $  4,912,263           $  4,937,929           $ 21,321,436           $ 17,911,895

Income (loss)  from                       $   (884,630)          $   (212,856)          $ (1,059,968)          $      5,196
continuing operations

Net (loss)                                $   (948,353)          $   (166,660)          $ (1,171,894)          $   (131,992)

Loss Per Common Share                     $       (.04)          $       (.01)          $       (.06)          $       (.01)

(4)  SUBSEQUENT EVENT




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Forward-Looking Statement

This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, failure of the Company to implement its business plan, competitive pressures in the ASP industry and the Company's response thereto, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy.

OVERVIEW

THE FOLLOWING ANALYSIS OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS, INCLUDING THE NOTES THERETO, OF THE COMPANY CONTAINED ELSEWHERE IN THIS FORM 10-QSB.

Design Automation Systems, Inc., doing business as "EpicEdge" (the "Company") engages in the business of enabling Global 1000 and dot com companies to meet their business goals through implementation of e-business strategies utilizing Enterprise Portal Solutions that allow anytime, anywhere, device-independent sharing of applications, information, and communication tools between trading communities. The Company's services assist customers in dealing with issues during the entire life cycle of their projects; including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems focusing on enabling it's clients to take advantage of the evolving internet economy.

In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. ("COAD"), which provides the Company with a highly experienced team of consultants specializing in PeopleSoft HRMS implementations, custom development and upgrades. COAD also specializes in Siebel Customer Relationship Management Solutions, Internet/Intranet development, and project management services.


In May 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC. ("Dynamic") and merged Dynamic into COAD. Dynamic increases the Company's PeopleSoft HRMS practice, and expands the COAD involvement into the public sector.

In July 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. ("Connected") and merged Connected into COAD. Connected solidifies the Company's e-business practice with an established and reputable track record of success developing tailored e-business solutions for Global 1000 clients.






NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998


For the nine months ended September 30, 1999, as compared to the nine months ended September 30, 1998, revenues to $ 19,234,615 from $ 14,605,097, an increase of $ 4,629,518 or 32% primarily due to internal growth of sales and the expanding consulting services.

For the nine months ended September 30, 1999, gross profit increased to $ 2,237,413, as compared to the nine months ended September 30, 1998, of $ 1,657,985, due to greater sales volume, and new consulting services being added that have not previously existed. The gross profit percentage for the nine months ended September 30, 1999, was 12% compared to 11% for the nine months ended September 30, 1998, as a result of higher margins in consulting services and lower margins in hardware. Selling, general, and administrative expenses increased to $ 3,159,835 for the nine months ended September 30, 1999, from $ 1,497,060 for the nine months ended September 30, 1998, an increase of $1,662,775 or 111%, primarily due to an increase in personnel costs to service increased revenues, increased professional fees related primarily to being a public entity and an increase of amortization of goodwill related to the acquisitions in 1999. This resulted in a loss from operations of $ 922,422 for the nine months ended September 30, 1999, as compared to income from operations of $ 160,925 for the nine months ended September 30, 1998.

For the nine months ended September 30, 1999, net loss was $ 998,867 as compared to a net income of $ 279,619 for the nine months September 30, 1998, primarily as a result of increase of operating expenses, non-cash expenses related to the acquisitions of 1999, and the discontinued operations.

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998.

For the three months ended September 30, 1999, as compared to the three months ended September 30, 1998, revenues increased to $ 4,862,888 from $ 3,835,663, an increase of $ 1,027,225 or 27% primarily due to an increase in consulting services. The acquisitions of Dynamic, COAD, Connected have increased the consulting revenues of the Company for the three months ended September 30, 1999, over the comparable period in 1998.

For the three months ended September 30, 1999, gross profit increased to $ 636,859 or 57% as compared to the three months ended September 30, 1998, of $ 406,448 primarily due to higher profits from consulting services. The gross profit percentage for the three months ended September 30, 1999, was 13% compared to 11% for the three months ended September 30,1998, as a result of higher margins from consulting services and lower margins in hardware. Selling, general, and administrative expenses increased to $ 1,418,284 for the three months ended September 30, 1999, from $ 521,752 for the three months ended September 30, 1998, an increase of $ 896,532 or 63%, primarily due to an increase in professional fees related to being a public entity, and acquisitions which include approximately $ 172,172 in amortization cost. For the three months ended September 30, 1999, this resulted in a loss from operations of $ 781,425, as compared to $ 115,304 loss from operations for the three months ended September 30, 1998.

For the three months ended September 30, 1999, net loss was $869,438 as compared to a net loss of $ 55,854 for the three months September 30, 1998, primarily as a result of increased operating expenses, and non-cash expenses related to the 1999 acquisitions.


LIQUIDITY AND CAPITAL RESOURCES


As of September 30, 1999, the Company's primary sources of liquidity were cash and cash equivalents of $7,287, $3,367,854 accounts receivable, and $109,740 of available and unused funds in the Company's line of credit. The Company had a working capital deficit of $ 1,486,486 as of September 30, 1999.

Net cash used in operating activities was $ 1,316,287 for the nine months ended September 30, 1999, as compared to net cash provided by operating activities of $ 2,263,148 at September 30, 1998, the difference was primarily due to accounts payable, timing of payments to vendors, and a related party accounts payable in 1998 that was eliminated at December 31, 1998.

Net cash used in investing activities was $ 658,843 for the nine months ended September 30, 1999, as compared to $ 455,121 for the nine months ended September 30, 1998, primarily due to the increase of property, and equipment in 1999 and cash used in the aforementioned acquisitions of COAD, Dynamics, and Connected in 1999.

Net cash provided by financing activities was $ 1,131,492 for the nine months ended September 30, 1999, as compared to net cash used in financing activities $ 1,646,718 for the nine months ended September 30, 1998, the result of an increase in the Company's line of credit.

As of October 31, 1999 the Company had $ 168,751 in cash and cash equivalents. Management believe that the Company's line of credit, current assets and cash generated from operations will be sufficient to accommodate the Company's current operations through fiscal year 1999.

The Company's capital requirements in connection with its business plans will be significant. The Company believes that net proceeds of future anticipated debt or equity financing, and giving effect to revenues which are projected to be realized from operations, should be sufficient to fund ongoing operations and its business plan. Notwithstanding, there is no assurance that such anticipated financing will be undertaken, and if undertaken, will be successful or that such proceeds derived therefrom, will in fact be sufficient to fund operations and meet the needs of the Company's business plans. Lower than expected earnings resulting from adverse economic conditions or otherwise, could restrict the ability of the Company to expand its business as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy the Company's requirements, force curtailed operations, or cause the Company to sell assets.



DISCONTINUED SEGMENT RESULTS OF OPERATIONS


REVENUES AND OPERATING EXPENSES:

Total revenue for the third quarter of 1999 amounted to $ 133,634, and lease operating expenses amounted to $71,488. The third quarter net loss of $ 60,448 is mainly due to the increased operating expenses. The revenue for the nine months ended September 30, 1999, amounted to $ 332,378, and lease operating expenses amounted to $209,100. The net loss for the nine months ended September 30, 1999, is due to the overall market decline in oil and gas price and operating expenses.


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

         CONTINGENCY PLANS. The Company has not currently developed a formal contingency plan to be implemented as part of its efforts to identify and correct year 2000 problems affecting its internal systems. However, if the Company deems it necessary, it may take the following actions:

      . Accelerated replacement of affected equipment or software;
      . Short to medium-term use of backup equipment and software;
      . Wholesale backup of existing computerized data prior to January 1, 2000;

      . Increased work hours for Company personnel; and/or
      . Other similar approaches.

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


                                     PART II
                                OTHER INFORMATION



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS




         On July 30, 1999, the Company issued 300,000 shares of common stock to the members of Connected Software Solutions, Inc. This common stock issued was part of the consideration given for the acquisition of Connected Software Solutions, Inc. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. Through the due diligence process the investor had access to the inner workings of the company, which would provide it with the same kind of information as would be included in a registration statement.

         On October 6, 1999, the Company issued 1,100,000 shares of common stock to Optimization Group, LLC for services to be rendered to the Company. The Company believes this transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. Through the due diligence process the investor had access to the inner working s of the company, which would provide it with the same kind of information as would be included in a registration statement.




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



               2.5 (6)        Exchange Agreement between the Company and Dynamic
                              Professional Services, LLC
               2.6 (7)        Exchange Agreement between the Company and
                              Connected Software Solutions, Inc.
               3.1 (3)        Articles of Incorporation
               3.2 (4)        Amended Articles of Incorporation
               3.3 (3)        By-laws
               4.1 (3)        Common Stock Specimen
              10.1 (4)        1999 Employee Stock Option Plan
              10.2 (2)        Employment Agreement with Carl Rose
              10.3 (2)        Employment Agreement with Charles Leaver
              10.4 (5)        Employment Agreement with Kelly Knake
              10.5 (2)        Lease Agreement
              10.6 (2)        Indirect Reseller Agreement between the Company,
                              Hewlett-Packard Company and Hall-Mark Computer
                              Products
              10.7 (2)        Indirect Reseller Agreement between the Company,
                              Hewlett-Packard Company and Client Systems, Inc.
              10.8 (2)        Indirect Value Added Reseller Agreement between
                              the Company and Sun Microsystems Computer
                              Corporation
              10.9 (2)        IBM Business Partner Agreement for Solution
                              Providers
              10.9 (8)        1999 Line of Credit with FINOVA Capital
                              Corporation
              10.10 (2)       Line of Credit with Finova Corporation
              10.11 (9)       Agreement for Services with Optimization Group,
                              LLC
              21.1 (2)        List of Subsidiaries of the Registrant
              27. (8)         Financial Data Schedule

          -------------------------
          (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.
          (2) Filed as an exhibit to the Company's 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
          (3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.
          (4) Filed as an exhibit to the Company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.
          (5) Filed as an exhibit to the Company's 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.
          (6) Filed as an exhibit to the Company's Form 8-K filed June 14, 1999 and incorporated herein by reference.
          (7) Filed as an exhibit to the Company's Form 8-K filed August 11, 1999 and incorporated herein by reference.
          (8) Filed as an exhibit to the Company's 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference

     (b)       REPORTS ON FORM 8-K

                                Form 8-K/A filed June 14, 1999
                                Form 8-K/A filed August 11, 1999
                                Form 8-K/A filed October 13, 1999

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Design Automation Systems, Inc.


Date:  November 15 , 1999
                                       By /s/  ROBERT E. NELSON
                                          -------------------------------------
                                          Robert E. Nelson
                                          Chief Financial Officer and Director

                             AGREEMENT FOR SERVICES

     THIS AGREEMENT FOR SERVICES (this "AGREEMENT") dated and effective as of the 5th day of October, 1999, is by and between DESIGN AUTOMATION SYSTEMS, INC., a Texas corporation (the "CUSTOMER") and OPTIMIZATION GROUP, LLC, a North Carolina limited liability company (the "COMPANY").

                                  RECITALS:

     A. The Customer operates as a systems integrator, custom programmer and dealer of security solutions.

     B. The Customer desires, on the terms and conditions stated herein, to retain the Company to provide the services and provide the duties described herein.

     C. The Company desires, on the terms and conditions stated herein, to provide such services to the Customer.

     NOW, THEREFORE, in consideration of the foregoing recitals, and of the promises, covenants, terms and conditions contained herein, the Customer and the Company hereby agree as follows:

     1.        SERVICES TO BE PROVIDED .

     During the term of this Agreement, the Company agrees to provide the following services to The Customer:

          (i) The development of a new brand, visual identity and tagline for the Customer;
          (ii)      Assisting in defining the Customer's business model;

          (iii) Refining the Customer's story and creating a concise and effective mission statement or purpose for the Customer;
          (iv)      Drive the process of web site creation;
          (v)       Assist in the creation of an offering memorandum;
          (vi)      Create a detailed business plan;
          (vii) Development of a detailed public relations campaign and execution of such campaign throughout the various industry segments including, publications focused on industry analysts, Wall Street and the Customer's clients;
          (viii) Assisting with setting goals and mapping out short and long-term objectives for the Customer;
          (ix) Direct the formation of an Advisory Board and placement of members who will add significant value to the Customer both in terms of experience and press placement;
          (x)       Building of a strong management team and Board of Directors;
          (xi) Facilitate all aspects of Merger and Acquisition activities, including identifying prospects, negotiating deals and coordinating closing activities; and
          (xii) Derive immediate financing solutions and participate and counsel for on-going financing activities.

     2.        TERM.

     The initial term of this Agreement shall begin on the date hereof and shall continue for a period of three (3) years thereafter.

     3.        COMPENSATION.

     As compensation for services to be provided by the Company pursuant to the terms of this Agreement, the Customer will deliver to the Company, on the date hereof, 1,100,000 shares of the common stock of the Customer, no par value (the "SHARES"). The Customer represents and warrants to the Company that (i) it has all necessary power and authority to enter into, and has taken all action required to execute, deliver and perform, this Agreement, and to issue and deliver the Shares, and (ii) upon the issuance and delivery of the Shares to the Company in accordance with the terms hereof, the Shares will be validly issued, fully-paid and nonassessable, and will be free and clear of all liens, charges, restrictions, claims and encumbrances of any kind, subject only to restrictions on transfer under federal and state securities laws.

     4.        INCIDENTAL REGISTRATION.

          (a) If the Customer at any time proposes to register any of its shares of common stock under the Securities Act of 1933, as amended (the "ACT") (other than by a registration on Form S-8 or any successor or similar forms), whether for its own account or for the account of the holder or holders of any other shares of the Customer's common stock, it will at each such time give prompt, written notice to the Company of its intention to do so and of the Company's rights under this Paragraph 4.
     Upon the written request of the Company made twenty (20) days after the receipt of any such notice (which request shall specify the Shares intended to be disposed of by the Company and the intended method of disposition thereof), the Customer will use its best efforts to effect the registration under the Act of all Shares that the Customer has been so requested to register by the Company, to the extent requisite to permit the disposition (in accordance with the intended methods thereof as aforesaid) of the Shares to be so registered, by inclusion of such Shares in the registration statement which covers the securities which the Customer proposes to register. The Customer will pay all expenses incurred in connection with each such registration of Shares pursuant to this Paragraph 4.

          (b) If the Customer at any time proposes to register any of its shares of common stock under the Act as contemplated by this Paragraph 4 and such shares are to be distributed by or through one or more underwriters, the Customer will use its best efforts to arrange for such underwriters to include all Shares to be offered and sold by the Company among the securities to be distributed by such underwriters, PROVIDED, that if the managing underwriter of such underwritten offering shall inform the Customer and the Company in writing of its belief that inclusion of such distribution of all or a specified number of such shares proposed to be distributed by such underwriters would interfere with the successful marketing of those shares being distributed by such underwriters (such letter to state the basis of such belief and the approximate number of Shares and other shares of common stock proposed to be so registered which may be distributed without such effect), then the Customer may, upon written notice to the Company, reduce pro rata (if and to the extent stated by such managing underwriter to be necessary to eliminate such effect) the number of Shares and other shares of common stock the registration of which shall have been requested so that the resultant aggregate number of Shares still included in such registration, together with the number of securities to be included in such registration for the account of the Customer, shall be equal to the number of shares stated in such managing underwriter's letter.

     5. EXPENSES. The Customer will reimburse the Company for all reasonable out-of-pocket expenses related to travel, entertainment, dining and lodging incurred by the Company in connection with the performance of services pursuant to this Agreement, subject to the Customer's requirements with respect to reporting and documentation of such expenses.

     6.        INVESTMENT OF INTENT; RESTRICTED SECURITIES.

          (a) The Company represents and warrants that the Shares are being required solely for the Company's own account, for investment and are not being purchased with a view to the resale or distribution thereof. The Company does not have any present plans to enter into any contract, undertaking, agreement or arrangement contemplating the resale or disposition of any or all of the Shares.

          (b) The Company understands that the Shares will be deemed to be "restricted securities" under the Act and cannot be resold absent registration or an exemption therefrom. The Company agrees not to make any sale, transfer or other disposition of any such Shares unless either (i) the Shares first shall have been registered under the Act and all applicable state's securities laws, or (ii) the exemption from such registration is available.

          (c) Throughout the term of this Agreement, the Company understands, represents and warrants that it will not engage in any hedging transactions with regard to the equity securities of the Company, including, without limitation, engaging in any short selling.

     7.        ASSIGNABILITY.

     This Agreement and the rights and duties created hereunder shall not be assignable or delegable by either party hereto without the prior written consent of the other party.

     8.        WAIVER.

     The failure of a party to enforce any term, provision or condition of this Agreement at any time or times shall not be deemed a waiver of that term, provision or condition for the future, nor shall any specific waiver of a term, provision or condition at one time be deemed a waiver of such term, provision or condition for any future time or times.

     9.        BINDING EFFECT.

     This Agreement shall be binding upon, and shall inure to the benefit of, the parties hereto and their heirs, personal representatives, legal representatives, and proper successors and assigns, as the case may be.

     10.       GOVERNING LAW.

     The validity, interpretation and performance of this Agreement shall be governed the laws of the State of North Carolina, without giving effect to choice of law rules. Each party hereto agrees to submit to the personal jurisdiction and venue of the state and federal courts having jurisdiction over Charlotte, North Carolina for a resolution of all disputes arising in connection with the interpretation, construction, and enforcement of this Agreement, and hereby waives the claim or defense therein that such courts constitute an inconvenient forum.

     11.       ENTIRE AGREEMENT; COUNTERPARTS; FACSIMILES.

     This Agreement constitutes the entire agreement between the parties hereto concerning the subject matter hereof, and supersedes all prior agreements, memoranda, correspondence, conversations and negotiations all of which are hereby terminated. This Agreement may be executed in any number of counterparts with the same effect as if all of the parties had signed the same document. Such executions may be transmitted to the parties by facsimile and such facsimile execution shall have the full force and effect of an original signature. All fully executed counterparts, whether original executions or facsimile executions or a combination, shall be construed together and shall constitute one and the same agreement.

     12.       AMENDMENT.

     This instrument may not be changed orally but only by an agreement in writing signed by the party against whom enforcement of any waiver, change, modification, extension or discharge is sought.

     IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first above written.

CUSTOMER:

DESIGN AUTOMATION SYSTEMS, INC.

By:________________________________________________________________________
Name:______________________________________________________________________
Title:_____________________________________________________________________

COMPANY:

OPTIMIZATION GROUP, LLC

By:________________________________________________________________________
Name:______________________________________________________________________
Title:_____________________________________________________________________