Form 10-K
period 1999-12-31
DESIGN AUTOMATION SYSTEMS INC
filed 2000-03-30
CIK 313041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-KSB


 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                                      [OR]

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File Number:  0-9129

                                 EPICEDGE, INC.
               FORMERLY KNOWN AS DESIGN AUTOMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

        TEXAS                                                  75-1657943
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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Registrant's revenues for the year ended December 31, 1999 were $29,439,569.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as quoted by the American Stock Exchange on March 29, 2000 was $204,831,572. As of March 29, 2000, the registrant had 25,618,486 shares of common stock outstanding.

Documents Incorporated by Reference: None.

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

  This annual report contains forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

  In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform our prior statements to actual results.


ITEM 1.     BUSINESS

GENERAL

     EpicEdge, Inc. is a publicly-held Texas corporation listed on the American Stock Exchange under the symbol "EDG." EpicEdge was originally incorporated under the name Loch Exploration, Inc. in June 1979, and historically engaged in the oil and gas business. In April 1989, the company filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989. In December 1998, the company transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of company common stock, whereby Loch Energy became a subsidiary of Design Automation Systems Incorporated. In January 1999, the company acquired all of the issued and outstanding capital stock of Design Automation, a private company, in exchange for shares of company common stock. In April 1999, Design Automation was merged into the company, and the company changed its name to Design Automation Systems Incorporated. In March 2000, the company changed its name to EpicEdge, Inc. EpicEdge operates as a business to business total solution provider through the parent corporation, and conducts oil and gas business through its subsidiary, Loch Energy. EpicEdge intends to distribute the shares of Loch Energy common stock held by EpicEdge to its shareholders of record as of December 2, 1998. Our executive offices are located at 3200 Wilcrest, Suite 370, Houston, Texas 77092.

  We are engaged in the business of enabling our clients to meet their business goals through implementation of e-business strategies utilizing Enterprise Portal Solutions that allow anytime, anywhere, device-independent sharing of applications, information, and communication tools between trading communities. Enterprise Portal Solutions improve collaboration among trading partners by creating a virtual workspace for businesses. With Enterprise Portal Solutions, all that is required is a browser and the Internet to enable real-time access to mainframe, client/server or web-enabled applications. Enterprise Portal Solutions enable collaborators to use common communication tools such as e-mail, calendaring and file sharing. The existing infrastructure of applications and systems remain intact and collaborators are not forced to change and adapt due to constraints in technology.

  We are able to deliver a common virtual workspace for employees, partners and customers. This virtual workspace provides all of the real time information, applications and communication tools needed by collaborators. The strength of the Enterprise Portal System is that information, applications and communication tools are accessible in a way that leaves intact the existing information technology infrastructure for all trading partners. The client and its suppliers, distributors, alliance partners and customers are not forced to adapt due to the constraints in technology. Clients, suppliers and partners will have access to common collaboration tools such as e-mail, file sharing, unified messaging and calendars. They will also have on-demand, secure access to mainframe, client-server or web-enabled applications for real-time decision making. The Enterprise Portal System allows access to information independent of who owns the data, where it is located or whether the information is hosted or provided by an internal or external partner.

     Our services assist clients in dealing with issues during the entire life cycle of their projects, including the following: strategic planning, business process evaluation, integrated marketing and communications, brand structure and design, system architecture and design, product acquisition, application hosting, configuration and implementation, ongoing operational support, and evolutions in technology. We provide solutions to complex information technology problems focusing on enabling our clients to take advantage of the evolving Internet economy.

     We believe that our success is attributed principally to our technical expertise, marketplace relationships, vendor alliances, direct sales strategy, customer service orientation, strong consulting methodology, and ability to hire and retain skilled professionals in all practices. We intend to grow primarily through the acquisition of other strategic, geographically located consulting service businesses with similar characteristics to EpicEdge, and by leveraging the common pool of resources created by such acquisitions.

RECENT FINANCING

     On February 18, 2000, we entered into a stock purchase agreement with Edgewater Private Equity III, L.P., Aspen Finance Investors I, LLC, a Colorado limited liability company, Fleck T.I.M.E. Fund L.P., a Connecticut limited partnership, Fleck Family Partnership II L.P., a Florida limited partnership, LJH Partners, LP, a Delaware limited partnership, Wain Investment, LLC, an Ohio limited liability company, Gerald C. Allen, and John Paul Dejoria. Pursuant to the stock purchase agreement, the investors purchased 2,260,000 shares of our common stock at a purchase price of $5.00 per share, for an aggregate purchase price of $11,300,000 which was paid in cash at the closing. In connection with the stock purchase agreement, we executed a registration rights agreement with the investors in which we agreed to register the shares of our common stock they received in the transaction on or before August 18, 2000.

BUSINESS STRATEGY

     Since the acquisition of Design Automation by Loch Exploration, we have engaged in the business of providing computer system integration specializing in UNIX client server architecture and its components, and offering system management services with a complete software selection. We provided solutions to complex information technology problems including system availability and performance, UNIX/Microsoft Windows NT integration, client service database implementation, network security and internet/intranet electronic commerce/electronic business World Wide Web application deployment.

     In 1999, we repositioned our products and services to take full advantage of the expanding business to business Internet consulting market. Our objective is to provide customers with comprehensive total solutions services for Internet strategy and implementation. We plan to achieve this goal through a combination of growth through acquisition and accelerated internal growth. Management intends to carry out the following strategies.

     Expanding New and Existing Markets Through Acquisitions.

     We intend to pursue an aggressive acquisition strategy to enhance our position in our current markets and acquire operations in new markets. In particular, we will focus our acquisition strategy on candidates that have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and which may benefit from the synergies offered by our acquisition strategy. Management believes we will have many acquisition opportunities in a fragmented market and be able to offer the management of these acquisition candidates an opportunity to continue operating their respective businesses, as well as, to participate in a company with a growth strategy and liquid trading market for its securities. We look forward to expanding into new and existing markets by acquiring well-established consulting practices that are leaders in their regional markets. Given the size and highly fragmented composition of the industry, we believe that there is an opportunity to implement a market roll-up program within the value-added reseller and consulting industry.

     Accelerating Internal Growth.

     A key component of our strategy is to accelerate internal growth of our existing business as well as the existing business of our acquisitions.

     Applying Additional Resources to Current Operations.

     The consulting practice organizations, which we expect to acquire, are primarily small, privately held companies. We intend to facilitate internal growth of these acquisitions by providing them with access to capital resources and technical expertise in product procurement and integration services.

     Leveraging Additional Opportunity Through the Collective Skill Set.

     We intend to create an environment in which each of the acquired companies is able to cross-leverage its unique skills and markets for the benefit of the entire organization. We believe this will result in increased operating efficiencies without proportionate increases in administrative costs.

     Increasing Services Revenues.

     We plan to implement a marketing initiative designed to increase service revenues through the development of standardized service packages. We intend to create standardized service packages in several areas, including systems administration, database administration, security and systems and network performance tuning. We believe that such service packages will make our products and services more cost-effective and accessible to customers as well as increase our profit margins.

     Developing Identity.

     We intend to produce marketing materials and develop the market image and reputation of EpicEdge as a "national organization" of regional companies, with the goal of providing business opportunities which would not normally be available to a regional company.

ACQUISITION STRATEGY

     We believe there are many attractive acquisition candidates in our industry because of the highly fragmented composition of the marketplace, the industry participants' need for capital and their owners' desire for liquidity. We intend to pursue an aggressive acquisition program to consolidate and enhance our position in our current market and to acquire operations in new markets.

     Initially, we intend to expand our business through selective, strategic acquisitions of other companies with complementary businesses in a revenue range of $5 million to $15 million per annum. In particular, we intend to focus our acquisition strategy on candidates which have a strong relationship with key technology vendors, a proven record of delivering high-quality network computing solutions, enterprise resource planning/enterprise relationship management ("erp/erm") consulting services, e-business solutions, and a customer base of large and mid-sized companies.

RECENT ACQUISITIONS

     On March 31, 1999, we acquired all of the issued and outstanding stock of COAD Solutions, Inc., an information technology consulting firm, in an arms-lengths transaction between EpicEdge and the shareholders of COAD. The consideration for the acquisition was (1) 600,000 shares of our common stock,
(2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and
(3) for a period of 24 months each COAD shareholder will receive a 20% royalty on gross revenues of SQLACE products. The shareholders of COAD entered into employment agreements, which terminate in December 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non-compete will be enforceable. The transaction has been accounted for as a purchase and resulted in goodwill of approximately $2,900,000, which will be amortized over a period of eight years.

     On May 28, 1999, we acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC, an information technology consulting firm, in an arms-lengths transaction between the EpicEdge and the shareholders of Dynamic. The consideration for the acquisition was: (1) 524,000 shares of our common stock, (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and (3) additional stock consideration if on June 1, 2000 the closing price for our common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 5,340 shares for each $0.01 below $5.15. We have reserved 2,750,000 shares of our common stock for the additional consideration. Certain shareholders of Dynamic entered into employment agreements which terminate in 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase and resulted in goodwill of approximately $2,800,000, which will be amortized over a period of eight years.

     Effective July 30, 1999, we acquired all of the issued and outstanding stock of Connected Software Solutions, LLC, an electronic-business consulting and training firm, in an arms-length transaction between the EpicEdge and the members of Connected. The consideration for the acquisition was: (1) 300,000 shares of our common stock, (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date, and (3) additional stock consideration if on August 1, 2000 the closing price for our common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 3,000 shares for each $0.01 below $5.15. We have reserved 1,500,000 shares of our common stock for the additional consideration. The members of Connected entered into employment agreements which will continue on a year-to-year basis and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase, and resulted in goodwill of approximately $1,800,000, which will be amortized over a period of eight years.

     On November 29, 1999, we acquired all of the assets of Net Information Systems, Inc., a provider of leading-edge e-business solutions that leverage Internet communications with traditional back-office computer systems. The consideration for the acquisition was (1) 350,000 shares of our common stock, and (2) $230,000 cash, payable $180,000 at closing and $50,000 in quarterly installments of $12,500 beginning 90 days from the closing date, and (3) the assumption of a $220,000 line of credit with Wells Fargo. We have reserved 95,000 shares of our common stock for additional consideration. In addition, certain shareholders of Net entered into employment agreements which terminate in November 2000 and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non-compete will be enforceable. This transaction has been accounted for as a purchase, and resulted in goodwill of approximately $1,500,000, which will be amortized over a period of eight years.

     Effective March 1,2000, we acquired all of the issued and outstanding stock of The Growth Strategy Group, Inc., a marketing and strategic planning firm, in an arms-length transaction between the company and the three stockholders of Growth Strategy. The consideration for the acquisition was: (1) 277,000 shares of our common stock, and (2) $375,000. The three stockholders of Growth Strategy entered into employment agreements with the company, which terminate in February 2003 and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non-compete provisions will be enforceable. This transaction has been accounted for as a purchase.

PRODUCTS AND SERVICES

     EpicEdge is a provider of products and consulting services that help clients transform their business to take advantage of the speed and ubiquity of the Internet. Taken together, this mix of products and services allow clients to create one Internet-based interface, the Enterprise Portal, for seamless use by all trading partners, including employees, suppliers, alliance partners, and customers. To deliver a free flow of information and allow transactions between natural trading partners, we provide expertise in three critical areas for planning, building and managing Enterprise Portals: strategic planning, creative design, and technology. Our services assist customers in dealing with issues during the entire life cycle of their projects, including the following: strategic planning, business process evaluation, integrated marketing and communications, brand structure and design, system architecture and design, product acquisition, application hosting, configuration and implementation, ongoing operational support, and evolutions in technology.

     Our customer base varies in range from relatively small companies to Fortune 1,000 and other large and mid-sized companies. They are geographically located in the Continental United States, primarily in Texas, Oklahoma, Missouri, Massachusetts, Tennesee, New York and Washington; and they span various industries including manufacturing, telecom, publishing, financial, hospitality, distribution, energy, education, and state and local government.

     Our ability to deliver integrated solutions is principally attributable to our technical expertise and in working with industry-leading vendors of information technology products such as Sun Microsystems Computer Corporation, International Business Machines Corp., Hewlett-Packard Company, Oracle Corporation, Check Point Software Technologies, Ltd., PeopleSoft, Inc., Siebel Systems, Inc. and Cisco Systems, Inc.

     We plan to implement a marketing initiative designed to increase services revenues through the development of standardized service packages. We intend to create standardized service packages in several areas, including systems administration, database administration, security and systems and network performance tuning. We believe that such service packages will make our products and services more cost-effective and accessible to customers as well as increase our profit margins.

     We have a strategy for providing products and services in four core areas of competency: Strategic Planning, Marketing and Creative Design, and Technology and Implementation. Our business strategy is to combine market-leading products with our highly-skilled technical personnel to deliver comprehensive information-technology solutions based within these core competencies to new and existing customers. We believe this single-source solution reduces risk, speeds market entry, reduces consulting engagement duration, and ensures tight alignment of overall business goals with client e-business strategy.

     Strategic Planning.

     The Internet poses new territory for even the most seasoned organization. We believe that thorough up-front analysis and planning are essential for companies to effectively leverage the Internet. We provide consulting services that help companies visualize the Internet as an integrated part of their operations and provide the planning framework for the critical building and managing phases of the engagement. Strategic planning services include the following: alignment of business and marketing goals with Internet strategy; evaluation of business processes; recommendations of new processes; understanding of customers, partners, and competitors; and opportunity analysis.

     Marketing and Creative Design.

     We provide visual design, branding, and marketing support for clients to ensure that clients present Portal solutions that are not only useful by easy to use. We provide the following consultation for clients: integrated marketing and communications plan, market research, brand structure and strategy, field testing of concepts, web-site creation, prototype testing, and go-to-market strategy.

     Technology and Implementation.

     We design and build systems that become the infrastructure for Internet-based management of information and transactions. We believe this is the most crucial part of client engagements. With technology changing rapidly, we believe it is imperative that we maintain personnel who have thorough and deep knowledge of existing and emerging technologies. We not only help clients select and manage the appropriate technologies, but also offer full-service implementation of such back-office systems as PeopleSoft. In addition to strong competency in PeopleSoft implementations, we provide expertise in the major hardware platforms as well as in such operating systems and languages as PeopleSoft, Siebel, Java, NetDynamics and iPlanet. As the single source for clients, engagements drive product sales in the areas of enterprise and departmental servers, software licenses, network components, workstations, and related equipment.

     We offer expertise in the following: assessing viability and fit of latest proven technologies; architecture and network-systems design; application development; integration with legacy systems; integration with intranet, extranet, and Internet applications; management and hosting of applications and infrastructure, professional services for implementation, application hosting, and network security.

SALES AND MARKETING

     We currently focus our marketing and sales efforts on referrals from vendors and major corporations through direct sales and marketing staff. We believe that our direct sales and support, including having salespersons serve as client-relationship managers, leads to better account penetration and management, better communications and long-term relationships with our customers and more opportunities for follow-up sales of products and services to our existing client base. To date, we have focused our sales and marketing efforts on large and mid-sized customers within the continental United States, principally in Texas, Oklahoma, Missouri, Massachusetts, Tennessee and Washington.

     As part of our business strategy, we intend to expand the size of our sales and marketing staff. Historically, we have conducted limited marketing. Most business has been made through referrals from direct sales calls made by individual sales personnel, and some referrals from vendors. Sales personnel derive sales leads from individual business contacts, the marketing department's efforts and from customer referrals from suppliers and vendors, many of whom receive requests from customers seeking an authorized reseller to design and install their new systems.

  We benefit from the name recognition of the products we sell and have successfully leveraged our relationships with vendors and manufacturers to build strong product and service sales. We expect to continue to utilize these relationships. We believe additional significant business opportunities with some of our major global and national customers will develop as a result of the implementation of our acquisition strategy.

     We intend to hire additional sales and service personnel as the business grows. Our sales and marketing focus continues to be technology-driven, with systems engineers participating with direct-sales personnel as part of a team approach to sales and marketing. Sales personnel also participate in training programs designed to introduce new products and new versions of existing products and to provide industry information and sales technique instruction. We believe that we maintain a competitive advantage by hiring highly technical sales personnel with in-depth product knowledge who require little technical assistance in the sales process, which reduces overhead.

     In addition, we have plans to develop a marketing department dedicated to facilitating the sales process. External marketing efforts would continue to include brochures, direct-mail programs, formulation of marketing strategies designed to create new business opportunities, development of sales presentation materials and follow-up of prospects introduced to us by our existing customers and vendors. Many of our brand-name vendors have earned marketing revenue programs in which 1%-2% of overall sales are put aside in designated marketing funds. In addition, all of our distributors have in-house marketing programs whose sole purpose is to assist us in our marketing efforts.

COMPETITION

     The information technology value-added channel is comprised of a large number of participants and is subject to rapid change and intense competition. We face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors and computer system vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater revenue than we do. We expect to continue to face additional competition from new entrants into our markets. Increased competition may result in price reductions, fewer client projects, under utilization our personnel, reduced operating margins and loss of market share, any of which could materially adversely effect our business, operating results and financial condition

PERSONNEL

     As of December 31, 1999, we employed 82 persons, of whom 10 were engaged in sales and marketing, 10 were engaged in providing our technical services, 42 were consultants, and 20 were engaged in finance, administration and management functions. None of our employees is covered by a collective bargaining agreement. There is increasing competition for experienced technical professionals and sales and marketing personnel. We consider relations with our employees to be excellent.


SUBSIDIARY BUSINESS

     Our subsidiary, Loch Energy, is engaged in exploration for, and development of, oil and gas reserves, primarily onshore in the Midwestern and Southwestern area of the United States. To a lesser extent, Loch Energy has also acquired and sold oil and gas properties, an area of business which has significant competition. Loch Energy may be at a competitive disadvantage in acquiring oil and gas prospects since it must compete with companies which have greater financial resources and larger technical staffs. Various state and federal authorities regulate the production and sale of oil and gas. In addition, Loch Energy's activities are also subject to existing federal and state laws and regulations governing environmental quality and pollution control.

     Loch Energy presently has one full-time officer. In addition, Loch Energy employs consultants from time-to-time to assist in its acquiring and evaluating oil and gas properties. Pursuant to industry practice, Loch Energy expects it will pay its consultants a retainer and cash and/or overriding bonus on properties which prove productive which were brought to Loch Energy's attention by one or more consultants. In November 1998, Loch Energy formed a Texas limited liability company, Kantex LLC, in which it owns a 50% membership interest. Kantex acquired certain oil and gas properties. Kantex also acquired Cherokee Methane Corporation, a gas transport company located in Independence, Kansas.

INTELLECTUAL PROPERTY RIGHTS

     We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws, to protect our proprietary rights. We enter into confidentiality agreements with certain of our employees, generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In February 2000, we applied for the trademark and tradename of EpicEdge, Inc. and Enterprise Portal Solutions, however there can be no assurance that such trademarks and tradenames will be granted.

RISK FACTORS

     The following important factors, among others, could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB or presented elsewhere by management from time to time.

     Our Success Depends on Increased Adoption of the Internet as a Means for Commerce.

     Our future success depends heavily on the acceptance and use of the Internet as a means for commerce. The widespread acceptance and adoption of the Internet for conducting business is likely only in the event that the Internet provides businesses with greater efficiencies and improvements. If commerce on the Internet does not continue to grow, or grows more slowly than expected, our growth would decline and our business would be seriously harmed. Consumers and businesses may reject the Internet as a viable commercial medium for a number of reasons, including:

     .    potentially inadequate network infrastructure,
     . delays in the development of Internet enabling technologies and performance improvements,
     . delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity,
     . delays in the development of security and authentication technology necessary to effect secure transmission of confidential information,
     . changes in, or insufficient availability of, telecommunications services to support the Internet, and
     . failure of companies to meet their customers' expectations in delivering goods and services over the Internet.

     We may also incur substantial costs to keep up with changes surrounding the Internet. Unresolved critical issues concerning the commercial use and government regulation of the Internet include the following:

     .  security;
     .  cost and ease of Internet access;
     .  intellectual property ownership;
     .  privacy;
     .  taxation; and
     .  liability issues.

     Any costs we incur because of these factors could materially and adversely affect our business, financial condition and results of operations.

     Our Business is Dependent on our Ability to Keep Pace with the Latest Technological Changes.

     Our market and the enabling technologies used by our clients are characterized by rapid technological change. Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results. We expect to derive a substantial portion of our revenues from creating e-business systems that are based upon today's leading technologies and that are capable of adapting to future technologies. As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences. There can be no assurance that we will be successful in addressing these developments on a timely basis or that if addressed we will be successful in the marketplace. Our failure to address these developments could have a material adverse effect on our business, financial condition and results of operations.

     We May Not be Able to Attract and Retain Professional Staff.

     Our business is labor intensive and our success will depend in large part upon our ability to attract, retain, train and motivate highly-skilled employees. Because of the rapid growth of the Internet, there is intense competition for employees who have strategic, technical or creative experience relating to the Internet. We cannot be certain that we will be successful in attracting a sufficient number of highly skilled employees in the future, or that we will be successful in retaining, training and motivating the employees we are able to attract. Any inability to retain, train and motivate our employees could impair our ability to adequately manage and complete our existing projects and to bid for or obtain new projects. In addition, because the competition for qualified employees in the Internet industry is intense, hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills we need is both time consuming and expensive. If our employees are unable to achieve expected performance levels, our business, financial condition and results of operations could be adversely affected.

     We May Have Difficulty Managing Our Growth.

     Our growth has placed significant demands on our management and other resources. Our revenues for 1999 increased approximately 44% over our revenues for the year ended December 31, 1998. Our staff increased from 25 full-time employees at December 31, 1998 to 82 at December 31, 1999. Our future success will depend on our ability to manage our growth effectively. If we are unable to manage our growth and projects effectively, such inability could have a material adverse effect on the quality of our services and products, our ability to retain key personnel and our business, financial condition and results of operations.

     Our Business Could be Adversely Affected if We are Unable to Integrate Businesses We Acquire.

     In March 1999, we acquired COAD, in May 1999; we acquired Dynamic; in July 1999, we acquired Connected; in November 1999, we acquired Net and in February 2000, we acquired Growth Strategy Group, Inc. The anticipated benefits from these and future acquisitions may not be achieved unless the operations of the acquired business are successfully combined with those of EpicEdge in a timely manner. The integration of acquisitions requires substantial attention from management. We may also encounter difficulties in integrating these acquired businesses. We cannot be certain that customers of the acquired businesses will continue to order services from us without reduction or that employees of the acquired businesses will continue their employment and become well integrated into our operations and culture. The diversion of the attention of management, and any difficulties encountered in the transition process, could have an adverse impact on our business, financial condition and results of operations.

     The Price of Our Common Stock is Subject to Significant Fluctuation.

     The trading price of our common stock could be subject to wide fluctuations in response to:

     . quarterly variations in operating results, . changes in earnings estimates by analysts, . any differences between reported results and analysts' published or unpublished expectations,
     . announcements of new contracts or service offerings by us or our competitors,
     . general economic or stock market conditions unrelated to our operating performance, and
     .  other events or factors.

     We Depend Heavily on Our Principal Clients.

     We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. In 1999, six clients each accounted for more than 5% of our revenues. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.

     We Depend Heavily on Our Principal Vendors.

     We have existing reseller agreements with industry-leading vendors of information technology products, including Sun Microsystems, IBM and Hewlett-Packard. For the years ended December 31, 1998 and December 31, 1999, we purchased approximately 86% and 74%, respectively, of our products from the foregoing vendors. The loss of any of these vendors could have a material adverse effect on our business, results of operations and financial condition.


     We Have Significant Fixed Operating Costs and Our Operating Results are Subject to Fluctuations.

     A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter.

     An unanticipated termination of a major project, a client's decision not to proceed to the stage of a project we anticipated, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.

     We Enter into Fixed-Price Contracts.

     Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we will experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be too low and therefore adversely affect our profitability.

     Many of Our Contracts can be Canceled with Limited Notice and Without Significant Penalty.


     Many of our contracts are terminable by the client following limited notice and without significant penalty. Such terminations could result in a loss of expected revenue and additional, un-reimbursed expenses for staff which were allocated to that client's project. The cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

     We Face Significant Competition in Markets That are New, Intensely Competitive and Rapidly Changing.

     The markets for the services we provide are highly competitive. We believe that we currently compete principally with strategy consulting firms, Internet and e-business professional services providers, software integration firms, application software vendors and internal information systems groups. Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.

     We believe that the principal competitive factors in our markets include:

     .  Internet expertise and talent,
     . quality of service, price and speed of delivery, . ability to integrate strategy, technology and creative design services, . vertical industry knowledge, and
     .  project management capability.

  We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

     . the ability of our competitors to hire, retain and motivate their senior staff,
     . the development by others of Internet solutions or software that is competitive with our products and services, and
     .  the extent of our competitors' responsiveness to client needs.

There can be no assurance that we will be able to compete successfully with our competitors.

     Our Business is Sensitive to Economic Downturns.

     Our revenues and results of operations are likely to be influenced by general economic conditions. In the event of a general economic downturn or a recession in the United States, Europe or Asia, our clients and potential clients may substantially reduce their information technology and related budgets. Such an economic downturn may materially and adversely affect our business, financial condition and results of operations.

     Increasing Government Regulation Could Affect Our Business.

     We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, both state, federal and foreign governments may adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services would seriously harm our business and operating results.

     Our Business Could be Adversely Affected if We are Unable to Protect Our Proprietary Technology.

     Our success depends, in part, upon our proprietary methodologies and other intellectual property rights. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights. We enter into confidentiality agreements with our employees, generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could materially and adversely affect our business, financial condition and results of operations.

     We May Not Have the Right to Resell or Reuse Applications Developed for Specific Clients.

     A portion of our business involves the development of Internet and software applications for specific client engagements. Ownership of such software is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses. Issues relating to the ownership of and rights to use software applications can be complicated and there can be no assurance that disputes will not arise that affect our ability to resell or reuse such applications. Any limitation on our ability to resell or reuse an application could require us to incur additional expenses to develop new applications for future projects.

     Our Officers and Directors Have Significant Voting Power.

     Carl R. Rose, the Chairman of the Board of Directors, and Charles H. Leaver, Jr., the Chief Executive Officer and Vice Chairman of the Board of Directors, have voting control over 56.8% and 5.65%, respectively, of our outstanding common stock. As a result, these shareholders have the ability to substantially influence, and may effectively control, the outcome of corporate actions requiring shareholder approval, including the election of directors. This concentration of ownership may have the effect of delaying or preventing a change in control of EpicEdge.

     We are Dependent on a Number of Key Personnel.

     Our success will depend in large part upon the continued services of a number of key employees, including our Chief Executive Officer, Chief Operating Officer and President. The loss of the services of any of these individuals or of one or more of our other key personnel could have a material adverse effect on us. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

     Our Efforts to Develop Brand Awareness of our Services May Not Be
Successful.

     An important element of our business strategy is to develop and maintain widespread awareness of our brand name. To promote our brand name, we plan to increase our marketing expenses, which may cause our operating margins to decline. Moreover, our brand may be closely associated with the business success or failure of some of our high-profile clients, many of whom are pursuing unproven business models in competitive markets. As a result, the failure or difficulties of one of our high-profile clients may damage our brand. If we fail to successfully promote and maintain our brand name or incur significant related expenses, our operating margins and our growth may decline.

ITEM 2.  PROPERTIES

     Our headquarters and principal administrative, accounting, selling and marketing operations are located in approximately 5,424 square feet of leased office space in Houston, Texas at a current monthly rate of approximately $6,513. We also lease office space of approximately 2,500 square feet in Austin, Texas, 597 square feet in St. Louis, Missouri, 3,000 square feet in Seattle, Washington and 1,081 square feet in Nashville, Tennessee.


ITEM 3.  LEGAL PROCEEDINGS

     Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   EpicEdge held a special meeting of its stockholders on March 15, 2000 to amend our Articles of Incorporation to change the name of the company from Design Automation Systems, Inc. to EpicEdge, Inc. The number of shares of common stock entitled to vote on the amendment was 23,081,486; of the 23,081,486 shares, 17,821,381 were voted for the amendment, 245 shares were voted against the amendment and 563 shares abstained from voting.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

   (a)    Market Price of Common Stock

     Our common stock was previously quoted on the OTC Bulletin Board, on December 1, 1999, we began trading on the American Stock Exchange under the symbol "EDG." The following table sets forth for the periods indicated the high and low sale prices for EpicEdge's common stock.


             FISCAL YEAR 1999                 BID PRICE
                                              ---------
                                           HIGH        LOW
                                           ----        ---
             1st Quarter                   3.75        2.40
             2nd Quarter                   3.75        3.00
             3rd Quarter                   3.56        2.00
             4th Quarter                  16.25        3.00

             FISCAL YEAR 1998                 BID PRICE
                                              ---------
                                           HIGH        LOW
                                           ----        ---
             1st Quarter                   1.36        .74
             2nd Quarter                   1.36        .30
             3rd Quarter                    .81        .33
             4th Quarter                    .35        .25


     On March 29, 2000, the last reported sale price of EpicEdge's Common Stock was $22 per share. As of March 29, 2000, there were approximately 3,236 holders of record of the Common Stock.

   (b) Recent Sales of Unregistered Securities

   In November 1999, the Company issued an aggregate 350,000 shares of our common stock to the Net Information Systems, Inc. stockholders in connection with the acquisition of Net. In December 1999, the Company issued warrants to purchase 25,000 shares of its common stock. The Company believes these transactions were exempt from registration pursuant to Section 4(2) and/or Regulation D promulgated under the Securities Act of 1933, as amended, as a transaction not involving a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this annual report.

Overview

   We are currently engaged in transitioning our business from a reseller to the business of enabling our clients to meet their business goals through implementation of e-business strategies utilizing Enterprise Portal Solutions that allow anytime, anywhere, device-independent sharing of applications, information, and communication tools between trading communities. Enterprise Portal Solutions improve collaboration among trading partners by creating a virtual workspace for businesses. With Enterprise Portal Solutions, all that is required is a browser and the Internet to enable real-time access to mainframe, client/server or web-enabled applications. Enterprise Portal Solutions enable collaborators to use common communication tools such as e-mail, calendaring and file sharing. The existing infrastructure of applications and systems remain intact and collaborators are not forced to change and adapt due to constraints in technology.

   EpicEdge was originally incorporated under the name Loch Exploration, Inc. in June 1979 and historically engaged in the oil and gas business. In December 1998, the company transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of company common stock, whereby Loch Energy became a subsidiary. In January 1999, Loch Exploration acquired all of the issued and outstanding capital stock of Design Automation Systems Incorporated, a private company, in exchange for shares of company common stock. At December 31, 1999 it also had a 53% equity interest in Loch Energy, which is in the oil and gas business. Loch Energy is reported as a discontinued operations, and EpicEdge intends to distribute the shares of Loch Energy common stock held by EpicEdge to its shareholders of record as of December 2, 1998.

SIGNIFICANT ACCOUNTING POLICIES

     Revenues are generated primarily from providing customers with comprehensive information technology products "systems integration revenue," and services and support revenue.

     Revenues from discrete hardware and software sales are recognized as revenues when an executed agreement is received and the products are delivered to the customer. Revenues from system integration and maintenance are recognized primarily as the services are performed and are usually performed on a time and material basis.

     We use the percentage of completion method to account for customer consulting contacts. Under this method, revenues are recognized as the work on the contract progresses and defined "milestones" are reached. Accounts receivable at December 31, 1999, include approximately $204,000 in accrued revenue related to customer contracts for which certain milestones had been reached, but the customer had not yet been billed. Revenues related to a service contract signed in connection with a consulting contract are recognized ratable over the term of the service contract, which typically begins upon completion of the consulting contract.

     Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, five years or over the life of the lease if shorter.

     Goodwill represents the excess of cost fair value of net assets acquired in business combinations, is amortized on a straight-line basis over eight years and is stated net of accumulated amortization of $593,012 at December 31, 1999.

     Stock-Based Compensation arising from stock option grants is accounted for by thee intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 and encourages (but does not require) the cost of stock-based compensation arrangements to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, we applied APB Opinion No. 25 to our stock-based compensation awards to employees and disclosed the required pro fonna effect on net income and earnings per share in the notes to the financial statements.

      New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective beginning in 2001. We currently do not use derivative financial products for hedging or speculative purposes and, as a result, do not anticipate any impact on the financial statements.

RESULTS OF OPERATIONS

   The results of operations for the years ended 1999 and 1998 are based on our former reseller business, and do not reflect our current e-business strategy. In view of the rapidly changing nature of our business, and our recent entrance into the e-business market, we believe period to period comparisons of our revenue and operating results are not necessarily meaningful and should not be relied upon as indications of our future performance.

   The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                     Year Ended December 31,
                                                    ------------------------
                                                         1999      1998
                                                         ----      ----
Revenues:
     Systems Integrator                                   86.5%    100.0%
     Consulting                                           13.5%        -
                                                         -----     -----
            Total Revenues                               100.0%    100.0%
                                                                   -----
Cost of Revenues:
     Systems Integrator                                   79.1%     88.7%
     Consulting                                          10.30%        -
                                                         -----     -----
            Total Cost of Revenues                        89.4%     88.7%
                                                         ------    -----
Gross profit                                              10.6%     11.3%
                                                         -----     -----
Operating Expenses:
     Selling, general and administrative                  16.4%     10.0%
     Consulting                                           12.0%        -
     Depreciation and amortization                         2.2%        -
                                                         -----     -----
     Total operating expenses                             30.6%     10.0%
                                                         -----     -----
Income (loss) from operations                            (20.1%)     1.3%
Other Income and Expense                                     -         -
                                                         -----     -----
Income (loss) before income taxes and
 discontinued operations                                 (20.1%)     1.3%
(Provision) benefit for Income Taxes                         -         -
                                                         -----     -----
Income from continuing operations                        (20.1)%     1.3%
     Discontinued Operations                              (1.5)%       -
                                                         -----     -----
Net Income (loss)                                        (21.6%)     1.3%
                                                         =====     =====

REVENUES

     We generate revenues primarily from our systems integrator, and from a lessor extent our consulting services. The systems integrator consist of primarily hardware sales. The consulting services are a result of Peoplesoft implementations, and e-commerce solutions.

   Total Revenues. Total revenues increased 44% from $20.4 million in 1998 to $29.4 million in 1999. In 1998, three clients individually accounted for 23%, 13%, and 12% of revenues respectively. In 1999, three clients individually accounted for 20%, 13%, and 11% of revenues respectively. The same three clients in the years ended 1999 and 1998 comprise these revenue percentages.

   Systems Integrator Revenues. Systems integrator revenues increased 25% from $20.4 million in 1998 to $25.5 million in 1999, representing 100% and 86.5% of total revenues in the respective years. All of the revenues in 1998 were generated from the systems integrator. The increase in system integrator revenues was primarily due to sales to existing and new clients.

   Consulting Revenues. Consulting revenues increased 100% to $4.0 million in 1999. The increase of consulting revenues was primarily the result of the four acquisitions made in 1999. During 1999 we made the following acquisitions; COAD on March 31, 1999, Dynamic on May 28, 1999, Connected on July 30, 1999, and Net on November 30, 1999. COAD, and Dynamic provided information technology consulting services. Connected and Net provides electronic-business consulting and Connected also provides training.

   COST OF REVENUES

   Cost of Systems Integrator Revenues. Cost of systems integrator revenues was $18.0 million in 1998, and $23.3 in 1999, representing 88.7% and 79.1% of total revenues in the respective years. While the cost of systems integrator revenues was relatively constant from 1998 to 1999, the decrease in cost of systems integrator revenues as a percentage of total costs of revenues in 1999 was a result of a shift in the mix of systems integrator revenues and consulting revenues in 1999 compared to 1998.

     Cost of Consulting Revenues. Cost of consulting revenues consists primarily of personnel costs associated with consulting services, as well as amounts paid to third-party consulting firms for those services. Cost of consulting revenues was $0.0 in 1998 and $3.0 million in 1999 representing 0% in 1998 and 10.4% in 1999 of total revenues for the respective years. The increase as a percentage of total revenues from 1998 to 1999 was a result of the acquisitions of COAD, Dynamics, Connected, and Net.

     OPERATING EXPENSES

     Sales, General and Administrative Expenses. Sales, General, and Administrative expenses increased from $2 million in 1998 to $4.8 million in 1999, representing 10% and 16% of total revenues in the respective years. The increase in general and administrative expenses reflects our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business, including investor relations programs, and the increased utilization of outside professional service firms.

     Consulting Expense. Consulting expense consists of non-cash compensation exchanged for consulting services performed by an ouutside consulting firm, as well as non-cash compensation issued to outside directors for consulting services. Consulting expense was $0.0 in 1998 and $3.5 million in 1999 representing 0% in 1998 and 39% in 1999 of total operating expenses.

     Goodwill Amortization. The acquisitions in 1999, as described previously in
Item 1 hereof, resulted in an aggregate $9 million of goodwill. Goodwill is being amortized over an eight year period and resulted in $600,000 in 1999. The $600,000 increase in goodwill increased depreciation and amortization from $22,803 in 1998 to $648,706 in 1999, a 2,745% increase.

   DISCONTINUED OPERATIONS

   This represents the Company's 53% equity interest in Loch Energy. Total revenue for year ended 1999 amounted to $72,879, and operating expenses amounted to $452,779. The net loss for the year of $430,078 is mainly due to the issuance of common stock for certain consulting services.

STATEMENT OF CASH FLOWS

   We used cash from operating activities of $3.8 million during 1999. These outflows were partially offset by an increase in accounts payable, and accrued expenses. Our average days sales outstanding at December 31, 1999 decreased to 59 days, from 72 days at December 31, 1998. The overall decrease in days sales outstanding from 1998 to 1999 reflects the improved collection efforts over the year and the quality of our relations with our customers. The method for calculating the average days sales outstanding was accomplished by dividing the ending accounts receivable by the revenues for the year and multiply this amount by 365. The average days sales outstanding can be affected by the amount of sales at the end of the year.

     During the year ended December 31, 1999, cash used in investing activities was $1,201,401 which included the purchase of $296,856 of property and equipment. In addition $904,545 was used in the acquisition of COAD, Dynamic, Connected, and Net. The property and equipment investments primarily took the form of computer hardware to support our expanding organization. For the year ended December 31, 1998 cash used in investing activities was $644,815 which was comprised primarily of an advance to a related party. The increase of $556,586 or 87% is primarily the result of cash outflows for acquisitions.

     Cash provided by financing activities for the year ended December 31, 1999 was $1.9 million, primarily due to the line of credit and notes payable from FINOVA Capital Corporation. As compared to cash used in financing activities of $619,081 for the year ended December 31, 1998 which was comprised primarily of $753,043 in repayment of debt to Finova Capital Corporation.

NET INCOME (LOSS)
BASIC INCOME (LOSS) PER COMMON SHARE

     For the year ended December 31, 1999, our net loss was $6,367,454 compared to net income of $260,332 for the year ended December 31, 1998. As discussed above, the net loss was primarily attributed to an increase in non-cash charges for consulting services, general and administrative expenses associated with the integration of acquisitions and goodwill costs resulting from such acquisitions. In addition, we had a loss per common share of $.32 for the year ended December 31, 1999, as compared to earnings per share of $.02 for the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements in connection with our business plan will be significant. As of December 31, 1999 we had negative working capital of $3.3 million and negative cash flows from operations of $3.8 million. On February 18, 2000 we sold 2,260,000 shares of its common stock for gross proceeds of $11.3 million dollars. The financing had a positive effect on working capital in that the negative $3.3 working capital on December 31, 1999 has changed on the February 29, 2000 balance to a positive $7 million. We intend to use the proceeds to provide financing for future acquisitions; provide general working capital; provide funding for capital improvements; and other corporate needs. In addition, we also have a $4 million line of credit with Finova Capital Corporation which as of March 27, 2000 had a balance of $2,047,877. The amount of funds available for use under the line of credit is based upon 85% of acceptable receivables. Management anticipates that current working capital and revenues from operations will provide sufficient liquidity through fiscal 2000, although this period may be shortened due to factors beyond our control, as discussed earlier in this report. In addition, our current business strategy is to pursue the acquisition of complimentary businesses and expand current operations, which would increase our capital requirements. The timing, size and success of our acquisition and expansion efforts cannot be readily predicted. We currently intend to finance future acquisitions by using shares of our common stock for a portion of the consideration to be paid. In the event that our common stock does not maintain a sufficient market value, or potential acquisition candidates are otherwise unwilling to accept common stock as part of the consideration for the sale of their business, we may be required to utilize more of our cash resources. If we do not have sufficient cash resources, our growth could be limited unless we are able to obtain additional equity or debt financing. Except for our current line of credit, we have no commitment for additional financings or borrowings, nor can we provide you any assurance that additional debt or equity financing will be undertaken, and if undertaken will be successful and the proceeds derived therefrom, will in fact be sufficient to fund operations and meet the needs of our business plan. Lower than expected earnings resulting from adverse conditions or otherwise, could restrict our ability to expand operations as planned, and if severe enough may shorten the period in which the current working capital may be expected to satisfy our requirements, force curtailed operations, or cause us to sell assets.

EPICEDGE, INC.

INDEX TO FINANCIAL STATEMENTS
ITEM 7 IN 10-KSB
--------------------------------------------------------------------------------

                                                                                    PAGE
INDEPENDENT AUDITORS' REPORT                                                        F-2

FINANCIAL STATEMENTS AND NOTES:

 Balance Sheet as of December 31, 1999                                              F-3

 Statements of Operations for the Years Ended December 31, 1999 and 1998            F-4

 Statements of Stockholders' Equity for the Years Ended December 31, 1999
   and 1998                                                                         F-5

 Statements of Cash Flows for the Years Ended December 31, 1999 and 1998            F-6

 Notes to Financial Statements                                                      F-7

INDEPENDENT AUDITORS' REPORT


To the Directors and Stockholders of EpicEdge, Inc.:

We have audited the accompanying balance sheet of EpicEdge, Inc. (the "Company") (formerly Design Automation Systems, Inc.) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Loch Energy, Inc. ("LEI"), the Company's investment in which is accounted for under the equity method. The Company's equity of $84,337 in LEI's net assets at December 31, 1999, and of $430,078 in that company's net loss for the year then ended are included in the accompanying financial statements as discontinued operations and summarized in Note 6. The financial statements of LEI were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company as discontinued operations, is based solely on the report of such other auditors. The financial statements of the Company for the year ended December 31, 1998 were audited by other auditors whose report, dated February 1, 1999, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the 1999 financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
Dallas, Texas
March 17, 2000

                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
EpicEdge, Inc.  (formerly
  Design Automation Systems, Inc.)

We have audited the accompanying balance sheets of EpicEdge, Inc. (formerly Design Automation Systems, Inc.) as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of EpicEdge, Inc. (formerly Design Automation Systems, Inc.) as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



Certified Public Accountants

Houston, Texas
February 1, 1999

                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

Board of Directors
Loch Energy, Inc.

We have audited the accompanying balance sheets of Loch Energy, Inc. (a Texas Corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1999 and the period from May 29, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Loch Energy, Inc. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the year ended December 31, 1999 and the period from May 29, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.


/S/ Farmer, Fuqua, Hunt & Munselle, P.C.


Dallas, Texas
March 24, 2000

EPICEDGE, INC.

BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------------------------------

ASSETS

CURRENT ASSETS:
   Cash                                                                           $ 1,517,065
   Trade receivables, less allowance of $37,000 (Notes 1, 8 and 13)                 4,551,736
   Other current assets (Note 5)                                                      247,617
                                                                                  -----------

           Total current assets                                                     6,316,418

PROPERTY AND EQUIPMENT - Net (Notes 1 and 4)                                          485,261

GOODWILL - Net (Notes 1 and 3)                                                      8,789,669

DISCONTINUED OPERATIONS - Net assets  (Notes 6)                                        84,337
                                                                                  -----------

TOTAL                                                                             $15,675,685
                                                                                  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Line of credit and term note (Note 8)                                          $ 2,866,471
   Other notes payable (Notes 3 and 8)                                                375,000
   Accounts payable (Note 13)                                                       5,096,439
   Accrued expenses and other current liabilities (Note 7)                          1,316,866
                                                                                  -----------

           Total current liabilities                                                9,654,776

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 3 and 11):
   Common stock, par value $.01; 50,000,000 shares
    authorized; 21,786,200 shares
    issued and outstanding                                                          217,862
   Common stock warrants                                                            115,000
   Additional paid-in capital                                                    12,251,520
   Accumulated deficit                                                           (6,563,473)
                                                                                -----------

           Total stockholders' equity                                             6,020,909
                                                                                -----------

TOTAL                                                                           $15,675,685
                                                                                ===========

See notes to financial statements.

EPICEDGE, INC.


STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,
 1999 AND 1998
--------------------------------------------------------------------------------------------------------------------------------

                                                      1999                1998
REVENUES (Notes 1 and 13):
   Systems integration                             $25,477,609        $20,442,937
   Consulting                                        3,961,960
                                                   -----------        -----------

           Total revenues                           29,439,569         20,442,937

COST OF REVENUES (Note 13):
   Systems integration                              23,308,328         18,124,043
   Consulting                                        3,034,368
                                                   -----------        -----------

           Total cost of
            revenues                                26,342,696         18,124,043
                                                   -----------        -----------

GROSS PROFIT                                         3,096,873          2,318,894

OPERATING EXPENSES:
   Selling, general and administrative               4,827,783          2,036,039
   Consulting (Note 11)                              3,548,476
   Depreciation and amortization (Notes 1
    and 4)                                             648,706             22,803
                                                   -----------     --------------
           Total operating
            expenses                                 9,024,965          2,058,842
                                                   -----------     --------------

(LOSS) INCOME FROM OPERATIONS                       (5,928,092)           260,052

OTHER INCOME (EXPENSE):
   Interest expense                                    (98,781)           (61,060)
   Interest income                                      35,176             56,074
   Other                                                54,321              5,266
                                                   -----------     --------------

           Total other
            income (expense)                            (9,284)               280
                                                   -----------     --------------

(LOSS) INCOME FROM CONTINUING
     OPERATIONS                                     (5,937,376)           260,332

LOSS FROM DISCONTINUED
    OPERATIONS (Note 6)                               (430,078)
                                                   -----------     --------------

NET (LOSS) INCOME                                  $(6,367,454)       $   260,332
                                                   ===========        ===========

NET (LOSS) INCOME PER SHARE
 Basic and diluted (Note 1):
   Continuing operations                                $(0.30)             $0.02

   Discontinued operations                              $(0.02)
                                                   -----------     --------------

           Total                                        $(0.32)             $0.02
                                                   ===========        ===========

WEIGHTED AVERAGE COMMON  SHARES
   OUTSTANDING - Basic and diluted
    (Note 1)                                        19,895,928         14,405,918
                                                   ===========        ===========

See notes to financial statements.

EPICEDGE, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1999 AND 1998

                                                                                        STOCKHOLDER
                                                                                        RECEIVABLE
                                                                                            FOR         RETAINED
                                      COMMON STOCK              COMMON     ADDITIONAL   PURCHASE OF     EARNINGS
                               ----------------------------     STOCK       PAID-IN       COMMON      (ACCUMULATED
                                   SHARES         AMOUNT       WARRANTS     CAPITAL       STOCK          DEFICIT)        TOTAL
BALANCE, JANUARY 1, 1998        14,400,000     $    35,237               $         -    $ (227,056)    $   114,239    $  (77,580)

Distribution to
 stockholder                                                                               227,056        (459,382)     (232,326)
Common stock grants              2,160,000          19,155                                                                19,155
Net income                                                                                                 260,332       260,332
                                ----------     -----------               -----------    ----------     -----------    ----------

BALANCE, DECEMBER 31, 1998      16,560,000          54,392                                      -         (84,811)       (30,419)
Merger with Loch, a public
 company (Note 2)                                                             69,975                                      69,975
Change in par value of
 common stock                                      111,208                                                (111,208)
Common stock issuances:
   Consulting services -
    Loch (Note 11)               2,304,700          23,047                   702,934                                     725,981
    COAD acquisition (Note 3)      600,000           6,000                 2,619,000                                   2,625,000
    Connected acquisition
     (Note 3)                      300,000           3,000                 1,542,000                                   1,545,000
    Dynamic acquisition (Note 3)   524,000           5,240                 2,690,360                                   2,695,600
    NET acquisition (Note 3)       350,000           3,500                 1,090,250                                   1,093,750
    Consulting services (Note
     11)                         1,147,500          11,475                 3,537,001                                   3,548,476
Common stock warrants (Note 11)                               115,000                                                    115,000
Net loss                                                                                                (6,367,454)   (6,367,454)
                                ----------     -----------    -------    -----------    ----------     -----------    ----------
BALANCE, DECEMBER 31, 1999      21,786,200     $   217,862    115,000    $12,251,520    $        -     $(6,563,473)   $6,020,909
                                ==========     ===========    =======    ===========    ==========     ===========    ==========

See notes to financial statements.


EPICEDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999 AND 1998
------------------------------------------------------------------------------------------------------------------------------------

                                                          1999                1998
OPERATING ACTIVITIES:
    (Loss) income from continuing operations       $(5,937,376)          $  260,332
    Adjustments to reconcile
     net (loss) income to
     net cash provided by
      (used in) operating
       activities:
      Depreciation and amortization                    648,706               22,803
      Issuance of common stock for services          3,548,476               19,155
   Changes in assets and
    liabilities, net of
    acquisitions:
      Accounts receivable                             (196,513)            (863,644)
      Prepaid and other
       assets                                           94,715             (117,112)
      Accounts payable                               1,368,485            2,362,045
      Accrued expenses and
       other liabilities                               391,060               76,691
                                                   -----------        -------------
           Net cash provided by (used in)
            operating activities                       (82,447)           1,760,270
                                                   -----------        -------------
INVESTING ACTIVITIES:
   Purchase of property and
    equipment                                         (296,856)            (22,190)
   Cash for acquisitions                              (904,545)                 -
   Adv. to related parties                                  -             (654,673)
   Proceeds from sale of
    property and equipment                                                  32,048
                                                   -----------        -------------
           Net cash used in
            investing
            activities                              (1,201,401)           (644,815)
                                                   -----------        -------------

FINANCING ACTIVITIES:
   Proceeds from issuance of
    debt                                            11,287,136            (753,043)
   Repayment of debt                                (9,337,148)
   Advances from
    stockholder, net                                                       133,962
                                                   -----------        -------------
           Net cash provided by (used in)
            financing activities                     1,949,988            (619,081)
                                                   -----------        -------------


INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                           666,140             496,374

CASH AND CASH EQUIVALENTS, BEGINNING OF
 YEAR                                                  850,925             354,551
                                                   -----------        -------------

CASH AND CASH EQUIVALENTS, END OF YEAR             $ 1,517,065        $    850,925
                                                   ============       =============

SUPPLEMENTAL INFORMATION:
   Interest paid                                   $    68,987        $    61,060
                                                   ============       =============

   Income taxes paid                               $    72,600        $        -
                                                   ============       =============

NONCASH INVESTING AND
 FINANCING ACTIVITIES:
   Increase in goodwill from common stock issuances                      8,325,313
   Elimination of shareholder receivable                                  (227,056)
   Elimination of shareholder advances                                     422,347
   Elimination of related party receivable                                (654,673)

See notes to financial statements.

EPICEDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BUSINESS - EpicEdge (the "Company") (formerly Design Automation Systems)
   Inc. engages in the business of enabling Global 1000 and dot com companies to implement e-business strategies utilizing Enterprise Portal Solutions that allow device-independent sharing of applications, information and communication tools between trading communities. The Company's services assist customers in dealing with issues related to system architecture and design, product acquisition, configuration and implementation, ongoing operational support and evolutions in technology to take advantage of the evolving Internet economy.

   FINANCIAL STATEMENT PREPARATION requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period. Differences from those estimates are recognized in the period they become known.

   REVENUES are generated primarily from providing customers with comprehensive information technology products ("systems integration") and services and support ("consulting").

   Revenues from discrete hardware and software sales are recognized as revenues when an executed agreement is received and the products are delivered to the customer. Revenues from system integration and maintenance are recognized primarily as the services are performed and are usually performed on a time and material basis.

   The Company uses the percentage-of-completion method to account for custom consulting contacts. Under this method, revenues are recognized as the work on the contract progresses and defined "milestones" are reached. Accounts receivable at December 31, 1999, include approximately $204,000 in accrued revenue related to customer contracts for which certain milestones had been reached, but the customer had not yet been billed. Revenues related to a service contract signed in connection with a consulting contract are recognized ratably over the term of the service contract, which typically begins upon completion of the consulting contract.

   PROPERTY AND EQUIPMENT are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, five years or over the life of the lease if shorter.

   GOODWILL represents the excess of cost over fair value of net assets acquired in business combinations (Note 3), is amortized on a straight-line basis over eight years and is stated net of accumulated amortization of $593,012 at December 31, 1999.

   FINANCIAL INSTRUMENTS consist of cash, receivables, payables and debt, the carrying value of which are a reasonable estimate of their fair value due to their short maturities or variable interest rates.

   STOCK-BASED COMPENSATION arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 and encourages (but does not require) the cost of stock-based compensation arrangements to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share in Note 11.

   NET (LOSS) EARNINGS PER SHARE - Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding, and when dilutive, options and warrants to purchase common stock. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net (loss) income per share if their effect is antidilutive. For the year ended December 31, 1999, the antidilutive effect excluded from the diluted net (loss) per share computation was 2,658,900 shares related to common stock options and warrants.

   NEW ACCOUNTING STANDARDS - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended, is effective beginning in 2001. The Company currently does not use derivative financial products for hedging or speculative purposes and, as a result, does not anticipate any impact on the financial statements.

2. BUSINESS COMBINATION WITH PUBLIC COMPANY

   Effective January 1, 1999, Loch Exploration, Inc. ("Loch"), a public company, acquired all of the stock of the Company in a "reverse merger," whereby the Company is the acquirer for accounting purposes. In connection with the acquisition, Loch exchanged with the Company's stockholders shares of common stock. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction, and the Company's equity interest in Loch's net assets of $69,975 was recorded at Loch's historical cost basis. As a result of the transaction, the Company is taxed as a C Corporation; however, at the date of the transaction, no significant basis differences existed between tax and financial reporting purposes that resulted in deferred tax balances at that date.

   Loch's net assets were transferred to a subsidiary, Loch Energy, Inc. ("LEI"), which is in the oil gas business, and the Company intends to distribute the shares of LEI common stock owned by the Company to its stockholders in year 2000. Accordingly, the Company's equity interest in Loch's net assets and operations is reported as discontinued operations in the accompanying financial statements.

3. ACQUISITIONS

   On March 31, 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. ("COAD"), an information technology consulting firm, in exchange for (1) 600,000 shares of the Company's common stock valued at $2,625,000; (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) for a period of 24 months, each COAD stockholder will receive a 20% royalty on gross revenues of SQLACE products. The transaction was accounted for as a purchase and resulted in goodwill of approximately $3,000,000.

   On May 28, 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC ("Dynamic"), an information technology consulting firm, in exchange for (1) 524,000 shares of the Company's common stock valued at $1,545,000; (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) additional stock consideration if on June 1, 2000, the closing price for the Company common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 5,340 shares for each $0.01 below $5.15. The Company has reserved 2,750,000 shares of common stock for the potential additional consideration. This transaction was accounted for as a purchase and resulted in goodwill of approximately $2,800,000.

   On July 30, 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. ("Connected"), an electronic-business consulting and training firm, in exchange for (1) 300,000 shares of the Company's common stock valued at $2,695,600; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if on August 1, 2000, the closing price for the Company's common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 3,000 shares for each $0.01 below $5.15. The Company has reserved 1,500,000 shares of common stock for the potential additional consideration. This transaction was accounted for as a purchase and resulted in goodwill of approximately $1,800,000.

   On November 29, 1999, the Company acquired substantially all of the assets of Net Information Systems, Inc., an e-business solutions provider, in exchange for (1) 350,000 shares of the Company's common stock valued at $1,093,750;
   (2) $180,000 cash; (3) a one-year promissory note in the amount of $50,000 payable quarterly with the first payment due 90 days after closing; and (4) the assumption of Connected's Wells Fargo debt not to exceed $220,000. This transaction was accounted for as a purchase and resulted in goodwill of approximately $1,500,000.

   The operations of each acquired entity are included in the Company's consolidated operations from their respective acquisition date.

   The unaudited consolidated results of operations on a pro forma basis as though the above acquisitions were made and the related common shares were issued as of the beginning of the Company's fiscal year 1998 are as follows:

                                                       1999          1998

   Revenues                                         $31,525,390   $24,852,001
                                                    ===========   ===========
   Loss from continuing operations                  $(6,348,221)  $  (729,469)
                                                    ===========   ===========
   Per share                                        $      (.32)  $     (0.05)
                                                    ===========   ===========
   Weighted average common shares outstanding        19,895,928    14,405,918
                                                    ===========   ===========


4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:



   Computer equipment                               $   534,964
   Office furniture and fixtures                        107,605
   Leasehold improvements                                13,500
                                                    -----------
   Total                                                656,069
   Less accumulated depreciation and
     amortization                                       170,808
                                                    -----------
   Property and equipment - net                     $   485,261
                                                    ===========


5. OTHER CURRENT ASSETS

   Other current assets consist of the following:



   Accrued unbilled revenues                        $   204,000
   Supplies inventory                                    16,931
   Prepaids                                              26,686
                                                    -----------
   Total                                            $   247,617
                                                    ===========

6. DISCONTINUED OPERATIONS

   As a result of the reverse merger with Loch (Note 2) the Company has acquired a 53% equity interest in Loch Energy, Inc. ("LEI"), in the oil and gas business, as of December 31, 1999. This is presented as discontinued operations because the Company intends to distribute these LEI common shares to the Company's stockholders in year 2000. Summarized financial information for LEI at December 31, 1999 is as follows:


   Total assets                        $ 168,144
                                        ========
   Total stockholders' equity          $ 159,127
                                        ========
   The Company's equity interest       $  84,337
                                        ========
   Net loss                            $(811,468)
                                        ========
    The Company's equity interest      $(430,078)
                                        ========


7. ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities consist of the following:

                                            1999

   Sales tax payable                    $  416,453
   Accrued payroll and compensation        560,910
   Other accrued expenses                  339,503
                                        ----------
   Total                                $1,316,866
                                        ==========

8. NOTES PAYABLE

   Notes payable consist of the following:


   Borrowings under revolving line of credit, which
   expires August 10, 2001, with one year renewal
   at the lender's option, bearing interest at
   prime plus 1.5% (10% at December 31, 1999)
   and collateralized by all investments, accounts
   receivable, inventory and property                  $1,981,471

   Borrowing under term loan facility that bears
   interest at prime plus 2.5% (11% at December 31,
   1999), payable in 11 monthly installments of
   $25,000 beginning January 15, 2000, and one final
   principal payment of $725,000 on December 31, 2000     885,000
                                                       ----------
                                                        2,866,471



   Debt from acquisitions - due to former owners
   (Note 3)                                               375,000
                                                       ----------
   Total current debt                                  $3,241,471
                                                       ==========

   REVOLVING LINE OF CREDIT AND TERM LOAN FACILITY - On August 10, 1999, the Company entered into a Loan and Security Agreement for a total credit facility of up to $5,000,000, limited to the available borrowing base which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001 with three one-year renewals at the lender's option.

   On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000. In connection with this amendment the Company entered into a warrant purchase agreement with the lender, and issued warrants to purchase 25,000 shares of the Company's common stock (Note 11). The fair value assigned to these warrants of $115,000 has been accounted for as debt discount, of which the unamortized portion is reflected as a reduction of the related debt.

   At December 31, 1999, the available unused balance under the Agreement was $2,018,000.

9. INCOME TAX

   Prior to reverse merger in January 1999, the Company was an S Corporation for tax purposes. Accordingly, no provision for income taxes was made in 1998. Based on C Corporation status for tax purposes beginning in 1999, deferred income tax benefits total approximately $2 million at December 31, 1999, arising principally from the tax benefits of net operating loss carryforwards, and are fully reserved until recoverability in the future is reasonably assured.

10. LEASES AND OTHER COMMITMENTS

    LEASES - The Company leases office space under a noncancelable operating lease. Total rent expense for the years ended 1999 and 1998 was approximately $119,231 and $82,000, respectively. Minimum future rental commitments under operating leases at December 31, 1999 are as follows:

    Fiscal year ending December 31:

      2000                                       $75,349
      2001                                        58,998
      2002                                        37,262
      2003                                        38,049
      2004                                         4,158
                                                --------
    Total minimum payments                      $213,816
                                                ========

    EMPLOYMENT CONTRACTS - In connection with the reverse merger the Board of Directors of the Company approved five-year employment agreements with three key employees for an aggregate minimum base salary and bonus compensation of $925,000.

    In connection with the COAD acquisition the stockholders of COAD were granted employment agreements with the Company, which expire on December 31, 2004, and continue thereafter on a year-to-year basis and include a noncompete provision for the term of the agreement and one-year thereafter.

    In connection with the Dynamic acquisition certain stockholders of Dynamic entered into employment agreements with the Company, which continue on a year-to-year basis and include a noncompete provision for the term of the agreement and one-year thereafter.

    In connection with the Net acquisition the Company reserved stock options for 95,000 shares of the Company's common stock to be issued to former employees of Net employed by the Company. Also in connection with the Net acquisition the sole-shareholder of Net entered into an employment agreement which terminates November 30, 2002, and includes a noncompete provision for the term of the agreement and one-year thereafter.

11. CAPITAL STOCK

    STOCK OPTIONS - In February 1999, the Board of Directors approved the 1999 Employee Stock Option Plan (the "Plan"). The Board reserved 3,000,000 shares of common stock for issuance under the Plan. Under the terms of the Plan, options to purchase common stock may be granted at the discretion of the Company's compensation committee and may be subject to certain restrictions. Generally, the options vest over a three-year life, excluding 420,000 number of options granted in November 1999 to certain employees that vest over a one-year period. The options expire 10 years after the date of grant. At December 31, 1999, there were 2,633,900 options outstanding and 366,100 options available for grant under the Plan. There were 2,633,900 options granted during 1999 at exercise prices ranging from $2.00 to $14.25 ($3.60 weighted average price). No options were exercised or expired during 1999, and there were no options exercisable at December 31, 1999.

   STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost was recognized for the Company's stock option plans because the options were granted at an exercise price that equaled the fair market value on the date of grant. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. The pro forma disclosure for December 31, 1999 as if the Company had adopted the cost recognition requirements under SFAS No. 123 is presented below. The pro forma compensation cost may not be representative of that expected in future years.

   Net loss:
      As reported                                             $(6,367,000)
      Pro forma                                                (8,473,000)

   Loss per share - basic and diluted:
      As reported                                             $     (0.32)
      Pro forma                                                     (0.43)

   Stock options granted                                        2,633,900


   In the pro forma calculations, the weighted average fair value of options granted during 1999 was estimated at $3.60 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes with the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the American Stock Exchange for the period from April 1999, through December 1999, which market price volatility averaged 78%; (ii) expected dividend yield of 0%;
   (iii) expected option term of three years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five-and seven-year U.S. Treasury securities.

   COMMON STOCK GRANTS - During 1999, the Company granted 1,147,500 shares of common stock, valued at $3,548,476 in exchange for consulting services from various consulting firms which was recorded by the Company in its 1999 operating expenses. Also, 2,304,700 common shares valued at $725,981 were exchanged for consulting services performed by various consulting firms for LEI in connection with the reverse merger (Note 2). This transaction resulted in the Company recording an additional investment in LEI of $725,981.

   COMMON STOCK WARRANTS - Warrants to purchase 25,000 common shares were granted in 1999 with the term loan (Note 8). The shares can be purchased any time prior to March 31, 2005 at an exercise price of $11.70 per warrant share. A fair value of $115,000 was assigned to these warrants at the date of grant.

12. EMPLOYEE BENEFIT PLAN

    The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company does not match employee contributions.

13. CONCENTRATIONS OF CREDIT RISK

    Sales to significant customers and vendors as a percentage of the Company's total revenues, accounts receivable cost of sales and accounts payable, respectively, for 1999 and 1998 are as follows:


                                As a Percentage of      As a Percentage of
                                Trade Receivables        Revenues for the
                                 at December 31       Year Ended December 31
                                ------------------    ----------------------
                                       1999                 1999   1998

        Customer A                      19%                  20%    23%
        Customer B                      14                   13     13
        Customer C                       1                   11     12


                                As a Percentage of      As a Percentage of
                                 Accounts Payable     Cost of Sales for the
                                 at December 31       Year Ended December 31
                                ------------------    ----------------------
                                        1999               1999   1998

        Vendor A                         26%                36%    36%
        Vendor B                         22                 30     24
        Vendor C                          3                 17     22


14. RELATED PARTY TRANSACTIONS

    The Company had $0 and $119,497 of management fee income for the years ended December 31, 1999 and 1998, respectively, from a company that is wholly owned by the 1998 majority stockholder of the Company.

15. SUBSEQUENT FINANCING AND ACQUISITION

    On February 18, 2000, the Company entered into a Stock Purchase Agreement with Edgewater Private Equity Fund III, L.P.; Aspen Finance Investors I, LLC, a Colorado limited liability company; and Fleck T.I.M.E. Fund, L.P for them to purchase from the Company 2,260,000 shares of common stock for $11,300,000 in cash.

    On March 1, 2000, the Company acquired the stock of The Growth Strategy Group, Inc., a marketing and strategic planning firm, in exchange for (1) 277,000 shares of the Company's common stock and (2) $375,000 in cash. The acquisition of GrowthStrategies has been deemed "significant"; accordingly, separate historical and pro forma financial statements will be filed by amendment no later than 75 days after the consummation of the acquisition.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                    PART III

ITEMS 9 TO 12 INCLUSIVE.

  These items have been omitted in accordance with the general instructions to Form 10-KSB. Prior to April 29, 2000, we will file a definitive proxy statement or information statement that will involve the election of directors. The information required by these items will be included in such proxy statement or information statement and are incorporated by reference in this annual report.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are to be filed as part of the annual report:


     EXHIBIT NUMBER              DESCRIPTION

       2.1 (1)    Exchange Agreement by and between Loch Exploration, Inc. and
                  Design Automation Systems Incorporated
       2.2 (2)    Exchange Agreement by and between Loch Exploration, Inc. and
                  COAD Solutions, Inc.
       2.3 (2)    Acquisition Agreement of Cherokee Methane Corporation
       2.4 (2)    Plan of Merger between the Company and Design Automation
                  Systems Incorporated
       2.5 (6)    Exchange Agreement between the Company and Dynamic
                  Professional Services, LLC
       2.6 (7)    Exchange Agreement between the Company and Connected Software
                  Solutions, Inc.
       2.7 (10)   Acquisition Agreement by and among the Company COAD Solutions,
                  Inc. and Net Information Systems, Inc.
       2.8 (11)   Agreement and Plan of Merger by and between the Company, Eacq,
                  LLC and The Growth Strategy Group, Inc.
       3.1 (3)    Articles of Incorporation
       3.2 (4)    Amended Articles of Incorporation
       3.3 (3)    By-laws
       4.1 (3)    Common Stock Specimen
      10.1 (4)    1999 Employee Stock Option Plan
      10.2 (2)    Employment Agreement with Carl Rose
      10.3 (2)    Employment Agreement with Charles Leaver
      10.4 (5)    Employment Agreement with Kelly Knake
      10.5 (2     Lease Agreement
      10.6 (2)    Indirect Reseller Agreement between the Company, Hewlett-
                  Packard Company and Hall-Mark Computer  Products
      10.7 (2)    Indirect Reseller Agreement between the Company, Hewlett-
                  Packard Company and Client Systems, Inc.
      10.8 (2)    Indirect Value Added Reseller Agreement between  the Company and Sun Microsystems Computer  Corporation
      10.9 (2)    IBM Business Partner Agreement for Solution Providers
      10.10 (8)   1999 Line of Credit with FINOVA Capital Corporation
      10.11 (2)   Line of Credit with Finova Corporation
      10.12 (9)   Agreement for Services with Optimization Group, LLC
      10.12 (12)  Finova Line of Credit
      10.13 (12)  Microsystem Products Purchase Agreement
      10.14 (12)  Sun Channel Agreement Master Terms
      10.15 (12)  Ferrari/Connected Software Solutions Lease
      10.16 (12)  Sun Trademark and Logo Policies
      10.17 (12)  HP Authorized Reseller Agreement
      10.18 (12)  IBM Business Partner/Solutions Provider Agreement
      10.19 (12)  HP Agreement for Authorized Solutions Direct Resellers
      10.20 (12)  Office Space Lease Austin
      10.21 (12)  Texas Association of Realtors Commercial Lease
      10.22 (12)  Seattle Lease Agreement
      10.23 (12)  St. Louis Lease Agreement
      21.1  (2)   List of Subsidiaries of the Registrant
      27.   (12)    Financial Data Schedule


--------------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.
(5)   Filed as an exhibit to the Company's 10-QSB for the quarter ended
      March 31, 1999 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Form 8-K filed June 14, 1999 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Form 8-K filed August 11, 1999 and incorporated herein by reference.
(8)   Filed as an exhibit to the Company's 10-QSB for the quarter ended
      June 30, 1999 and incorporated herein by reference.
(9) Filed as an exhibit to the Company's 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.
(12)  Filed herewith.

(b) Reports on Form 8-K

   8-K filed November 15, 1999



                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EPICEDGE CORPORATION


                                    /s/  CHARLES LEAVER
                               By:  _________________________________
                                     CHARLES LEAVER
                                     CHIEF EXECUTIVE OFFICER



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



            SIGNATURE                      CAPACITY               DATE
            ---------                      --------               ----

/s/ CARL R. ROSE
________________________________      Chairman of the Board      March 30, 2000
Carl R. Rose

/s/ CHARLES H. LEAVER, JR.
________________________________      Chief Executive Officer    March 30, 2000
Charles H. Leaver, Jr.                and Director


/s/ JEFFREY SEXTON
________________________________      President, Chief           March 30, 2000
Jeffrey Sexton                        Operating Officer
                                      and Director


/s/ ROBERT E. NELSON
________________________________      Chief Financial Officer,   March 30, 2000
Robert E. Nelson                      Principal Accounting
                                      Officer

/s/ BAHRAM NOUR OMID
________________________________      Director                   March 30, 2000
Bahram Nour Omid

/s/  JOHN STREETEN
________________________________      Director                   March 30, 2000
John Streeten