Form 10KSB40/A
period 1999-12-31
EPICEDGE INC
filed 2000-05-02
CIK 313041

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                 FORM 10-KSB/A

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

                                      [OR]

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission File Number: 0-9129

                                 EPICEDGE, INC.
               FORMERLY KNOWN AS DESIGN AUTOMATION SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

                Texas                                  75-1657943
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

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

                      Documents Incorporated by Reference:

   Portions of the Proxy Statement for the fiscal 1999 Annual Meeting are incorporated by reference inPart III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Amendment

   Form A filed due to a restatement of certain information as discussed in
Note 16 of the financial statements.

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

   We are able to deliver a common virtual workspace for employees, partners and customers. This virtual workspace provides all of the real time information, applications and communication tools needed by collaborators. The strength of the Enterprise Portal System is that information, applications and communication tools are accessible in a way that leaves intact the existing information technology infrastructure for all trading partners. The client and its suppliers, distributors, alliance partners and customers are not forced to adapt due to the constraints in technology. Clients, suppliers and partners will have access to common collaboration tools such as e-mail, file sharing, unified messaging and calendars. They will also have on-demand, secure access to mainframe, client- server or web-enabled applications for real-time decision making. The Enterprise Portal System allows access to information independent of who owns the data, where it is located or whether the information is hosted or provided by an internal or external partner.

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

 Expanding New and Existing Markets Through Acquisitions.

   We intend to pursue an aggressive acquisition strategy to enhance our position in our current markets and acquire operations in new markets. In particular, we will focus our acquisition strategy on candidates that have a proven record of delivering high-quality technical services, a customer base of large and mid-sized companies and which may benefit from the synergies offered by our acquisition strategy. Management believes we will have many acquisition opportunities in a fragmented market and be able to offer the management of these acquisition candidates an opportunity to continue operating their respective businesses, as well as, to participate in a company with a growth strategy and liquid trading market for its securities. We look forward to expanding into new and existing markets by acquiring well-established consulting practices that are leaders in their regional markets. Given the size and highly fragmented composition of the industry, we believe that there is an opportunity to implement a market roll-up program within the value- added reseller and consulting industry.

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

Recent Acquisitions

   On March 31, 1999, we acquired all of the issued and outstanding stock of COAD Solutions, Inc., an information technology consulting firm, in an arms-lengths transaction between EpicEdge and the shareholders of COAD. The consideration for the acquisition was (1) 600,000 shares of our common stock,
(2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and
(3) for a period of 24 months each COAD shareholder will receive a 20% royalty on gross revenues of SQLACE products. The shareholders of COAD entered into employment agreements, which terminate in December 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non- compete will be enforceable. The transaction has been accounted for as a purchase and resulted in goodwill of approximately $2,900,000, which will be amortized over a period of eight years.

   On May 28, 1999, we acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC, an information technology consulting firm, in an arms-lengths transaction between the EpicEdge and the shareholders of Dynamic. The consideration for the acquisition was: (1) 524,000 shares of our common stock, (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date, and (3) additional stock consideration if on June 1, 2000 the closing price for our common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 5,340 shares for each $0.01 below $5.15. We have reserved 2,750,000 shares of our common stock for the additional consideration. Certain shareholders of Dynamic entered into employment agreements which terminate in 2001 and include a non-compete provision for the term of the agreement and one year thereafter. However, we can provide no assurance the non- compete will be enforceable. This transaction has been accounted for as a purchase and resulted in goodwill of approximately $2,800,000, which will be amortized over a period of eight years.

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

   Our customer base varies in range from relatively small companies to Fortune 1,000 and other large and mid-sized companies. They are geographically located in the Continental United States, primarily in Texas, Oklahoma, Missouri, Massachusetts, Tennessee, New York and Washington; and they span various industries including manufacturing, telecom, publishing, financial, hospitality, distribution, energy, education, and state and local government.

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

Competition

   The information technology value-added channel is comprised of a large number of participants and is subject to rapid change and intense competition. We face competition from system integrators, value-added resellers, local and regional network services firms, telecommunications providers, network equipment vendors and computer system vendors, many of which have significantly greater financial, technical and marketing resources and greater name recognition and generate greater revenue than we do. We expect to continue to face additional competition from new entrants into our markets. Increased competition may result in price reductions, fewer client projects, under utilization our personnel, reduced operating margins and loss of market share, any of which could materially adversely effect our business, operating results and financial condition.

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

   We Depend Heavily on Our Principal Vendors.

   We have existing reseller agreements with industry-leading vendors of information technology products, including Sun Microsystems, IBM and Hewlett-Packard. For the years ended December 31, 1998 and December 31, 1999, we purchased approximately 82% and 83%, respectively, of our products from the foregoing vendors. The loss of any of these vendors could have a material adverse effect on our business, results of operations and financial condition.

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

                                                                      Bid Price
                                                                      ----------
                                                                      High  Low
                                                                      ----- ----
   Fiscal Year 1999
     1st Quarter.....................................................  4.38  .38
     2nd Quarter.....................................................  4.44 1.94
     3rd Quarter.....................................................  3.63 2.00
     4th Quarter..................................................... 17.63 2.50

   Fiscal Year 1998
     1st Quarter.....................................................  1.36  .74
     2nd Quarter.....................................................  1.36  .30
     3rd Quarter.....................................................   .81  .33
     4th Quarter.....................................................   .35  .25

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this annual report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this annual report.

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

   Stock-Based Compensation arising from stock option grants is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 and encourages (but does not require) the cost of stock-based compensation arrangements to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, we applied APB Opinion No. 25 to our stock-based compensation awards to employees and disclosed the required pro forma effect on net income and earnings per share in the notes to the financial statements.

   New Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 is effective beginning in 2001. We currently do not use derivative financial products for hedging or speculative purposes and, as a result, do not anticipate any impact on the financial statements.

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

   The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                Year Ended
                                                               December 31,
                                                               --------------
                                                                1999    1998
                                                               ------   -----
   Revenues:
     Systems Integrator.......................................   86.5%  100.0%
     Consulting...............................................   13.5%     --
                                                               ------   -----
       Total Revenues.........................................  100.0%  100.0%
                                                                        -----
   Cost of Revenues:
     Systems Integrator.......................................   79.1%   88.7%
     Consulting...............................................  10.30%     --
                                                               ------   -----
       Total Cost of Revenues.................................   89.4%   88.7%
                                                               ------   -----
   Gross profit...............................................   10.6%   11.3%
                                                               ------   -----
   Operating Expenses:
     Selling, general and administrative......................   16.4%   10.0%
     Consulting...............................................   12.0%     --
     Depreciation and amortization............................    2.2%     --
                                                               ------   -----
       Total operating expenses...............................   30.6%   10.0%
                                                               ------   -----
   Income (loss) from operations..............................  (20.1)%   1.3%
   Other Income and Expense...................................     --      --
                                                               ------   -----
   Income (loss) before income taxes and discontinued
    operations................................................  (20.1)%   1.3%
   (Provision) benefit for Income Taxes.......................     --      --
                                                               ------   -----
   Income from continuing operations..........................  (20.1)%   1.3%
     Discontinued Operations..................................   (1.5)%    --
                                                               ------   -----
   Net Income (loss).......................................... (21.60)%   1.3%
                                                               ======   =====

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

   Consulting Revenues. Consulting revenues were $4.0 million in 1999. The increase of consulting revenues was primarily the result of the four acquisitions made in 1999. During 1999 we made the following acquisitions; COAD on March 31, 1999, Dynamic on May 28, 1999, Connected on July 30, 1999, and Net on November 30, 1999. COAD, and Dynamic provided information technology consulting services. Connected and Net provides electronic-business consulting and Connected also provides training.

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

   Consulting Expense. Consulting expense consists of non-cash compensation exchanged for consulting services performed by an outside consulting firm, as well as non-cash compensation issued to outside directors for consulting services. Consulting expense was $0.0 in 1998 and $3.5 million in 1999 representing 0% in 1998 and 39% in 1999 of total operating expenses.

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

Statement of Cash Flows

   The net cash outflow from operating activities was $82,447 during 1999. The total outflows were partially offset by an increase in accounts payable, and accrued expenses. Our average days sales outstanding at December 31, 1999 decreased to 59 days, from 72 days at December 31, 1998. The overall decrease in days sales outstanding from 1998 to 1999 reflects the improved collection efforts over the year and the quality of our relations with our customers. The method for calculating the average days sales outstanding was accomplished by dividing the ending accounts receivable by the revenues for the year and multiply this amount by 365. The average days sales outstanding can be affected by the amount of sales at the end of the year.

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

Net Income (Loss) Per Common Share

   For the year ended December 31, 1999, our net loss was $6,367,454 compared to net income of $260,332 for the year ended December 31, 1998. As discussed above, the net loss was primarily attributed to an increase in non-cash charges for consulting services, general and administrative expenses associated with the integration of acquisitions and goodwill costs resulting from such acquisitions. In addition, we had a loss per common share of $.30, as restated, for the year ended December 31, 1999, as compared to earnings per share of $.02 for the year ended December 31, 1998. Subsequent to the issuance of its 1999 financial statements, the Company has restated its number of common shares outstanding in 1999 by 1,295,286 more than previously reported. A summary of the significant effects of this restatement is shown in Note 16 of the financial statements.

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

                                 EPICEDGE, INC.

                         INDEX TO FINANCIAL STATEMENTS

                            ITEM 7 IN 10-KSB/A

                                                                           Page
                                                                           ----
INDEPENDENT AUDITORS' REPORTS............................................. F-2

FINANCIAL STATEMENTS AND NOTES:
  Balance Sheet as of December 31, 1999................................... F-5
  Statements of Operations for the Years Ended December 31, 1999 and
   1998................................................................... F-6
  Statements of Stockholders' Equity for the Years Ended December 31, 1999
   and 1998............................................................... F-7
  Statements of Cash Flows for the Years Ended December 31, 1999 and
   1998................................................................... F-8
  Notes to Financial Statements........................................... F-9

                          INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of EpicEdge, Inc.:

   We have audited the accompanying balance sheet of EpicEdge, Inc. (the "Company") (formerly Design Automation Systems, Inc.) as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Loch Energy, Inc. ("LEI"), the Company's investment in which is accounted for under the equity method. The Company's investment in LEI of $365,878 at December 31, 1999, and the Company's equity of $430,078 in that company's net loss for the year then ended are included in the accompanying financial statements as discontinued operations and summarized in Note 6. The financial statements of LEI were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company as discontinued operations, is based solely on the report of such other auditors. The financial statements of the Company for the year ended December 31, 1998 were audited by other auditors whose report, dated February 1, 1999, expressed an unqualified opinion on those statements.

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

/s/ Deloitte & Touche LLP

Dallas, Texas
March 17, 2000

(April 27, 2000 as to the effects of the restatement discussed in Note 16)

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

/s/ Hein + Assoc LLP
Certified Public Accountants

Houston, Texas
February 1, 1999

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Loch Energy, Inc.

   We have audited the balance sheets of Loch Energy, Inc. (a Texas Corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1999 and the period from May 29, 1998 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ Farmer, Fuqua, Hunt & Munselle, P.C.

Dallas, Texas
March 24, 2000

                                 EPICEDGE, INC.

                                 BALANCE SHEET

                               December 31, 1999

                              ASSETS
CURRENT ASSETS:
  Cash............................................................ $ 1,517,065
  Trade receivables, less allowance of $37,000 (Notes 1, 8 and
   13)............................................................   4,551,736
  Other current assets (Note 5)...................................     247,617
                                                                   -----------
    Total current assets..........................................   6,316,418
PROPERTY AND EQUIPMENT--Net (Notes 1 and 4).......................     485,261
GOODWILL--Net (Notes 1 and 3).....................................   8,508,128
DISCONTINUED OPERATIONS--Net assets (Notes 6 and 11)..............     365,878
                                                                   -----------
TOTAL............................................................. $15,675,685
                                                                   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Line of credit and term note (Note 8)........................... $ 2,866,471
  Other notes payable (Notes 3 and 8).............................     375,000
  Accounts payable (Note 13)......................................   5,096,439
  Accrued expenses and other current liabilities (Note 7).........   1,316,866
                                                                   -----------
    Total current liabilities.....................................   9,654,776

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 3 and 11):
  Common stock, par value $.01; 50,000,000 shares authorized;
   23,081,486 shares
   (as restated-see Note 16) issued and outstanding...............     230,815
  Common stock warrants...........................................     115,000
  Additional paid-in capital......................................  12,238,567
  Accumulated deficit.............................................  (6,563,473)
                                                                   -----------
    Total stockholders' equity....................................   6,020,909
                                                                   -----------
TOTAL............................................................. $15,675,685
                                                                   ===========


                       See notes to financial statements.

                                 EPICEDGE, INC.

                            STATEMENTS OF OPERATIONS

                     Years Ended December 31, 1999 and 1998

                                                         1999         1998
                                                      -----------  -----------
REVENUES (Notes 1 and 13):
  Systems integration................................ $25,477,609  $20,442,937
  Consulting.........................................   3,961,960
                                                      -----------  -----------
    Total revenues...................................  29,439,569   20,442,937
COST OF REVENUES (Note 13):
  Systems integration................................  23,308,328   18,124,043
  Consulting.........................................   3,034,368
                                                      -----------  -----------
    Total cost of revenues...........................  26,342,696   18,124,043
                                                      -----------  -----------
GROSS PROFIT.........................................   3,096,873    2,318,894
OPERATING EXPENSES:
  Selling, general and administrative................   4,827,783    2,036,039
  Consulting (Note 11)...............................   3,548,476
  Depreciation and amortization (Notes 1 and 4)......     648,706       22,803
                                                      -----------  -----------
    Total operating expenses.........................   9,024,965    2,058,842
                                                      -----------  -----------
(LOSS) INCOME FROM OPERATIONS........................  (5,928,092)     260,052
OTHER INCOME (EXPENSE):
  Interest expense...................................     (98,781)     (61,060)
  Interest income....................................      35,176       56,074
  Other..............................................      54,321        5,266
                                                      -----------  -----------
    Total other income (expense).....................      (9,284)         280
                                                      -----------  -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS.............  (5,937,376)     260,332
LOSS FROM DISCONTINUED OPERATIONS (Note 6)...........    (430,078)
                                                      -----------  -----------
NET (LOSS) INCOME.................................... $(6,367,454) $   260,332
                                                      ===========  ===========
NET (LOSS) INCOME PER SHARE--As restated
 Basic and diluted (Notes 1 and 16):
  Continuing operations.............................. $     (0.28) $      0.02
  Discontinued operations............................ $     (0.02)
                                                      -----------  -----------
    Total............................................ $     (0.30) $      0.02
                                                      ===========  ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING--As
 restated
 Basic and diluted (Notes 1 and 16)..................  21,370,431   14,405,918
                                                      ===========  ===========

                       See notes to financial statements.

                                 EPICEDGE, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years Ended December 31, 1999 and 1998

                                                                  Stockholder
                                                                  Receivable
                                                                      for       Retained
                            Common Stock      Common  Additional  Purchase of   Earnings
                         -------------------  Stock     Paid-In     Common    (Accumulated
                           Shares    Amount  Warrants   Capital      Stock      Deficit)      Total
                         ---------- -------- -------- ----------- ----------- ------------  ----------
BALANCE, JANUARY 1,
 1998................... 14,400,000 $ 35,237          $        --  $(227,056) $   114,239   $  (77,580)
Distribution to
 stockholder............                                             227,056     (459,382)    (232,326)
Common stock grants.....  2,160,000   19,155                                                    19,155
Net income..............                                                          260,332      260,332
                         ---------- -------- -------  -----------  ---------  -----------   ----------
BALANCE, DECEMBER 31,
 1998................... 16,560,000   54,392                              --      (84,811)     (30,419)
Merger with Loch, a
 public company--As
 restated (Notes 2 and
 16)....................  1,295,286   12,953               57,022                               69,975
Change in par value of
 common stock...........             111,208                                     (111,208)
Common stock issuances:
 Consulting services--
  Loch (Note 11)........  2,304,700   23,047              702,934                              725,981
 COAD acquisition (Note
  3)....................    600,000    6,000            2,619,000                            2,625,000
 Connected acquisition
  (Note 3)..............    300,000    3,000            1,542,000                            1,545,000
 Dynamic acquisition
  (Note 3)..............    524,000    5,240            2,690,360                            2,695,600
 NET acquisition (Note
  3)....................    350,000    3,500            1,090,250                            1,093,750
 Consulting services
  (Note 11).............  1,147,500   11,475            3,537,001                            3,548,476
Common stock warrants
 (Note 11)..............                     115,000                                           115,000
Net loss................                                                       (6,367,454)  (6,367,454)
                         ---------- -------- -------  -----------  ---------  -----------   ----------
BALANCE, DECEMBER 31,
 1999--As restated...... 23,081,486 $230,815 115,000  $12,238,567  $      --  $(6,563,473)  $6,020,909
                         ========== ======== =======  ===========  =========  ===========   ==========



                       See notes to financial statements.

                                 EPICEDGE, INC.

                            STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 1999 and 1998

                                                          1999         1998
                                                       -----------  ----------
OPERATING ACTIVITIES:
 (Loss) income from continuing operations............. $(5,937,376) $  260,332
 Adjustments to reconcile net (loss) income to net
  cash provided by (used in) operating activities:
  Depreciation and amortization.......................     648,706      22,803
  Issuance of common stock for services...............   3,548,476      19,155
  Changes in assets and liabilities, net of
   acquisitions:
   Accounts receivable................................    (196,513)   (863,644)
   Prepaid and other assets...........................      94,715    (117,112)
   Accounts payable...................................   1,368,485   2,362,045
   Accrued expenses and other liabilities.............     391,060      76,691
                                                       -----------  ----------
    Net cash provided by (used in) operating
     activities.......................................     (82,447)  1,760,270
                                                       -----------  ----------
INVESTING ACTIVITIES:
 Purchase of property and equipment...................    (296,856)    (22,190)
 Cash for acquisitions................................    (904,545)
 Advances to related parties..........................                (654,673)
 Proceeds from sale of property and equipment.........                  32,048
                                                       -----------  ----------
    Net cash used in investing activities.............  (1,201,401)   (644,815)
                                                       -----------  ----------
FINANCING ACTIVITIES:
 Proceeds from issuance of debt.......................  11,287,136    (753,043)
 Repayment of debt....................................  (9,337,148)
 Advances from stockholder, net.......................                 133,962
                                                       -----------  ----------
    Net cash provided by (used in) financing
     activities.......................................   1,949,988    (619,081)
                                                       -----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     666,140     496,374
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..........     850,925     354,551
                                                       -----------  ----------
CASH AND CASH EQUIVALENTS, END OF YEAR................ $ 1,517,065  $  850,925
                                                       ===========  ==========
SUPPLEMENTAL INFORMATION:
 Interest paid........................................ $    68,987  $   61,060
                                                       ===========  ==========
 Income taxes paid.................................... $    71,600  $       --
                                                       ===========  ==========
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Increase in goodwill from common stock and notes
  payable.............................................   8,325,313
 Elimination of shareholder receivable................                (227,056)
 Elimination of shareholder advances..................                 422,347
 Elimination of related party receivable..............                (654,673)

                       See notes to financial statements.

                                 EPICEDGE, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     Years Ended December 31, 1999 and 1998

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Business--EpicEdge (the "Company") (formerly Design Automation Systems) Inc. engages in the business of enabling Global 1000 and dot com companies to implement e-business strategies utilizing Enterprise Portal Solutions that allow device-independent sharing of applications, information and communication tools between trading communities. The Company's services assist customers in dealing with issues related to system architecture and design, product acquisition, configuration and implementation, ongoing operational support and evolutions in technology to take advantage of the evolving Internet economy.

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

   Net (Loss) Earnings Per Share--Basic net (loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998

(loss) income per share is computed by dividing the net (loss) income by the weighted average number of shares of common stock outstanding, and when dilutive, options and warrants to purchase common stock. The dilutive effect of the options and warrants to purchase common stock are excluded from the computation of diluted net (loss) income per share if their effect is antidilutive. For the year ended December 31, 1999, the antidilutive effect excluded from the diluted net (loss) per share computation was 2,658,900 shares related to common stock options and warrants.

   New Accounting Standards--In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments. SFAS No. 133, as amended, is effective beginning in 2001. The Company currently does not use derivative financial products for hedging or speculative purposes and, as a result, does not anticipate any impact on the financial statements.

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

   Loch's net assets were transferred to a subsidiary, Loch Energy, Inc. ("LEI"), which is in the oil and gas business, and the Company intends to distribute the shares of LEI common stock owned by the Company to its stockholders in year 2000. Accordingly, the Company's equity interest in Loch's net assets and operations is reported as discontinued operations in the accompanying financial statements.

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

   On May 28, 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC ("Dynamic"), an information technology consulting firm, in exchange for (1) 524,000 shares of the Company's common stock valued at $2,695,600; (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) additional stock consideration if on June 1, 2000, the closing price for the Company common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 5,340 shares for each $0.01 below $5.15. The Company has reserved 2,750,000 shares of common stock for the potential additional consideration. This transaction was accounted for as a purchase and resulted in goodwill of approximately $2,800,000.

   On July 30, 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. ("Connected"), an electronic-business consulting and training firm, in exchange for (1) 300,000

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998

shares of the Company's common stock valued at $1,545,000; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if on August 1, 2000, the closing price for the Company's common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 3,000 shares for each $0.01 below $5.15. The Company has reserved 1,500,000 shares of common stock for the potential additional consideration. This transaction was accounted for as a purchase and resulted in goodwill of approximately $1,800,000.

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

   The unaudited consolidated results of operations on a pro forma basis as though the above acquisitions were made and the related common shares were issued as of the beginning of the Company's fiscal year 1998 are as follows:

                                                        1999         1998
                                                     -----------  -----------
   Revenues......................................... $31,525,390  $24,852,001
                                                     ===========  ===========
   Loss from continuing operations.................. $(6,348,221) $  (729,469)
                                                     ===========  ===========
   Per share--As restated........................... $     (0.29) $     (0.05)
                                                     ===========  ===========
   Weighted average common shares outstanding--As
    restated........................................  22,228,031   16,179,958
                                                     ===========  ===========

4. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following:

   Computer equipment................................................. $534,964
   Office furniture and fixtures......................................  107,605
   Leasehold improvements.............................................   13,500
                                                                       --------
     Total............................................................  656,069
   Less accumulated depreciation and amortization.....................  170,808
                                                                       --------
   Property and equipment--net........................................ $485,261
                                                                       ========

5. OTHER CURRENT ASSETS

   Other current assets consist of the following:

   Accrued unbilled revenues.......................................... $204,000
   Supplies inventory.................................................   16,931
   Prepaids...........................................................   26,686
                                                                       --------
     Total............................................................ $247,617
                                                                       ========

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998


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

   Total assets..................................................... $ 168,144
                                                                     =========
   Total stockholders' equity....................................... $ 159,127
                                                                     =========
   Net loss......................................................... $(811,468)
                                                                     =========
   The Company's equity interest.................................... $(430,078)
                                                                     =========

7. ACCRUED EXPENSES AND OTHER LIABILITIES

   Accrued expenses and other liabilities consist of the following:

                                                                        1999
                                                                     ----------
   Sales tax payable................................................ $  416,453
   Accrued payroll and compensation.................................    560,910
   Other accrued expenses...........................................    339,503
                                                                     ----------
     Total.......................................................... $1,316,866
                                                                     ==========

8. NOTES PAYABLE

   Notes payable consist of the following:

Borrowings under revolving line of credit, which expires August 10,
 2001, with one year renewal at the lender's option, bearing interest at prime plus 1.5% (10% at December 31, 1999) and
 collateralized by all investments, accounts receivable, inventory and property......................................................  $1,981,471
Borrowing under term loan facility that bears interest at prime plus 2.5% (11% at December 31, 1999), payable in 11 monthly installments of $25,000 beginning January 15, 2000, and one final
 principal payment of $725,000 on December 31, 2000................     885,000
                                                                     ----------
                                                                      2,866,471
Debt from acquisitions--due to former owners (Note 3)..............     375,000
                                                                     ----------
  Total current debt...............................................  $3,241,471
                                                                     ==========

   Revolving Line of Credit and Term Loan Facility--On August 10, 1999, the Company entered into a Loan and Security Agreement for a total credit facility of up to $5,000,000, limited to the available borrowing base which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001 with three one-year renewals at the lender's option.

   On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000. In connection with this amendment the Company entered into a warrant

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998

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

10. LEASES AND OTHER COMMITMENTS

   Leases--The Company leases office space under a noncancelable operating lease. Total rent expense for the years ended 1999 and 1998 was approximately $119,231 and $82,000, respectively. Minimum future rental commitments under operating leases at December 31, 1999 are as follows:

   Fiscal year ending December 31:

   2000............................................................... $ 75,349
   2001...............................................................   58,998
   2002...............................................................   37,262
   2003...............................................................   38,049
   2004...............................................................    4,158
                                                                       --------
     Total minimum payments........................................... $213,816
                                                                       ========

   Employment Contracts--In connection with the reverse merger the Board of Directors of the Company approved five-year employment agreements with three key employees for an aggregate minimum base salary and bonus compensation of $925,000.

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

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998


11. CAPITAL STOCK

   Stock Options--In February 1999, the Board of Directors approved the 1999 Employee Stock Option Plan (the "Plan"). The Board reserved 3,000,000 shares of common stock for issuance under the Plan. Under the terms of the Plan, options to purchase common stock may be granted at the discretion of the Company's compensation committee and may be subject to certain restrictions. Generally, the options vest over a three-year life, excluding 420,000 options granted in November 1999 to certain employees that vest over a one-year period. The options expire 10 years after the date of grant. At December 31, 1999, there were 2,633,900 options outstanding and 366,100 options available for grant under the Plan. There were 2,633,900 options granted during 1999 at exercise prices ranging as follows: 1,603,200 options for $2.00 to $3.00; 1,005,200 options for $5.00 to $8.00; 55,500 options for $10.00 to $14.25; and an average exercise price of $3.60 per share. No options were exercised or expired during 1999, and there were no options exercisable at December 31, 1999.

   Stock-Based Compensation--The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans. No compensation cost was recognized for the Company's stock option plans because the options were granted at an exercise price that equaled the fair market value on the date of grant. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at fair value, but allowed disclosure as an alternative. The pro forma disclosure for December 31, 1999 as if the Company had adopted the cost recognition requirements under SFAS No. 123 is presented below. The pro forma compensation cost may not be representative of that expected in future years.

   Net loss:
     As reported.................................................. $(6,367,000)
     Pro forma....................................................  (7,034,000)
   Loss per share--basic and diluted:
     As reported.................................................. $     (0.30)
     Pro forma....................................................       (0.33)
   Stock options granted..........................................   2,633,900

   In the pro forma calculations, the weighted average fair value of options granted during 1999 was estimated at $2.00 per share. The fair value of each option grant is estimated on the date of grant using the Black-Scholes with the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the American Stock Exchange for the period from April 1999, through December 1999, which market price volatility averaged 78%; (ii) expected dividend yield of 0%; (iii) expected option term of three years; and (iv) risk-free rate of return as of the date of grant, which ranged from 5.5% to 6.5%, based on extrapolated yield of five-and seven-year U.S. Treasury securities.

   Common Stock Grants--During 1999, the Company granted 1,147,500 shares of common stock, valued at $3,548,476 in exchange for consulting services from various consulting firms which was recorded by the Company in its 1999 operating expenses. Also, 2,304,700 common shares valued at $725,981 were exchanged for consulting services performed by various consulting firms for LEI in connection with the reverse merger (Note 2). This transaction resulted in the Company recording an additional investment in LEI of $725,981.

   Common Stock Warrants--Warrants to purchase 25,000 common shares were granted in 1999 with the term loan (Note 8). The shares can be purchased any time prior to March 31, 2005 at an exercise price of $11.70 per warrant share. A fair value of $115,000 was assigned to these warrants at the date of grant.

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998


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

13. CONCENTRATIONS OF CREDIT RISK

   Sales to significant customers and vendors as a percentage of the Company's total revenues, accounts receivable cost of sales and accounts payable, respectively, for 1999 and 1998 are as follows:

                                                                    As a
                                                       As a      Percentage
                                                  Percentage of  of Revenues
                                                      Trade        for the
                                                  Receivables at Year Ended
                                                   December 31   December 31
                                                  -------------- -------------
                                                       1999      1999    1998
                                                  -------------- -----   -----
   Customer A....................................       19%         20%     23%
   Customer B....................................       14          13      13
   Customer C....................................        1          11      12

                                                                    As a
                                                                 Percentage
                                                       As a      of Cost of
                                                  Percentage of   Sales for
                                                     Accounts     the Year
                                                    Payable at      Ended
                                                   December 31   December 31
                                                  -------------- -------------
                                                       1999      1999    1998
                                                  -------------- -----   -----
   Vendor A......................................       26%         36%     36%
   Vendor B......................................       22          30      24
   Vendor C......................................        3          17      22

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

                                 EPICEDGE, INC.

                     Years Ended December 31, 1999 and 1998


16. RESTATEMENT OF COMMON SHARE AND PER SHARE INFORMATION

   Subsequent to the issuance of its 1999 financial statements, the Company has restated its number of common shares outstanding in 1999 by 1,295,286 more than previously reported. As a result, net loss per share, number of shares of common stock outstanding, and weighted average shares of common stock outstanding have been restated from the amounts previously reported as follows:

                                                          As
                                                      Previously
                                                       Reported    As Restated
As of December 31, 1999:
  Common shares outstanding..........................  21,786,200   23,081,486
For the Year Ended December 31, 1999:
  Net loss per share--Basic and diluted:
    Continuing operations............................ $     (0.30) $     (0.28)
    Discontinued operations..........................       (0.02)       (0.02)
                                                      -----------  -----------
      Total.......................................... $     (0.32) $     (0.30)
                                                      ===========  ===========
  Weighted average common shares outstanding.........  19,895,928   21,370,431

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                    PART III

ITEMS 9 to 12 INCLUSIVE

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

ITEM 13. Exhibits and Reports on Form 8-K

   (a) The following exhibits are to be filed as part of the annual report:

 Exhibit
 Number                                 Description
 -------    -------------------------------------------------------------------
   2.1(1)   Exchange Agreement by and between Loch Exploration, Inc. and Design
            Automation Systems Incorporated

   2.2(2)   Exchange Agreement by and between Loch Exploration, Inc. and COAD
            Solutions, Inc.

   2.3(2)   Acquisition Agreement of Cherokee Methane Corporation

   2.4(2)   Plan of Merger between the Company and Design Automation Systems
            Incorporated

   2.5(6)   Exchange Agreement between the Company and Dynamic Professional
            Services, LLC

   2.6(7)   Exchange Agreement between the Company and Connected Software
            Solutions, Inc.

   2.7(10)  Acquisition Agreement by and among the Company COAD Solutions, Inc.
            and Net Information Systems, Inc.

   2.8(11) Agreement and Plan of Merger by and between the Company, Eacq, LLC and The Growth Strategy Group, Inc.

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

  10.5(2)   Lease Agreement

  10.6(2)   Indirect Reseller Agreement between the Company, Hewlett-Packard
            Company and Hall-Mark Computer Products

  10.7(2)   Indirect Reseller Agreement between the Company, Hewlett-Packard
            Company and Client Systems, Inc.

  10.8(2)   Indirect Value Added Reseller Agreement between the Company and Sun
            Microsystems Computer Corporation

  10.9(2)   IBM Business Partner Agreement for Solution Providers

 Exhibit
 Number                           Description
 -------    ------------------------------------------------------

  10.10(8)  1999 Line of Credit with FINOVA Capital Corporation

  10.11(2)  Line of Credit with Finova Corporation

  10.12(9)  Agreement for Services with Optimization Group, LLC

  10.12(12) Finova Line of Credit

  10.13(12) Microsystem Products Purchase Agreement

  10.14(12) Sun Channel Agreement Master Terms

  10.15(12) Ferrari/Connected Software Solutions Lease

  10.16(12) Sun Trademark and Logo Policies

  10.17(12) HP Authorized Reseller Agreement

  10.18(12) IBM Business Partner/Solutions Provider Agreement

  10.19(12) HP Agreement for Authorized Solutions Direct Resellers

  10.20(12) Office Space Lease Austin

  10.21(12) Texas Association of Realtors Commercial Lease

  10.22(12) Seattle Lease Agreement

  10.23(12) St. Louis Lease Agreement

  21.1(2)   List of Subsidiaries of the Registrant

  27.(12)   Financial Data Schedule

--------
(1) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.
(2) Filed as an exhibit to the Company's 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.
(4) Filed as an exhibit to the Company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.
(5) Filed as an exhibit to the Company's 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.
(6) Filed as an exhibit to the Company's Form 8-K filed June 14, 1999 and incorporated herein by reference.
(7) Filed as an exhibit to the Company's Form 8-K filed August 11, 1999 and incorporated herein by reference.
(8) Filed as an exhibit to the Company's 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.
(9) Filed as an exhibit to the Company's 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.
(10) Filed as an exhibit to the Company's Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.
(11) Filed as an exhibit to the Company's Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.

(12) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed March 30, 2000 and incorporated herein by reference.

   (b) Reports on Form 8-K

     8-K filed November 15, 1999

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EPICEDGE, INC.

                                             /s/ Charles H. Leaver, Jr.
                                          By: _________________________________

                                             Charles H. Leaver, Jr.
                                             Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                         Capacity                 Date
              ---------                         --------                 ----

         /s/ Carl R. Rose              Chairman of the Board          May 2, 2000
______________________________________
             Carl R. Rose

    /s/ Charles H. Leaver, Jr.         Chief Executive Officer        May 2, 2000
______________________________________  and Director
        Charles H. Leaver, Jr.

        /s/ Jeffrey Sexton             President, Chief Operating     May 2, 2000
______________________________________  Officer and Director
            Jeffrey Sexton

       /s/ Robert E. Nelson            Chief Financial Officer,       May 2, 2000
______________________________________  Principal Accounting
           Robert E. Nelson             Officer

        /s/ John Streeten              Director                       May 2, 2000
______________________________________
            John Streeten