Form 10QSB
period 2000-03-31
EPICEDGE INC
filed 2000-05-15
CIK 313041

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended March 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                        Commission File Number:  0-9129


                                 EPICEDGE, INC.
              Exact name of Registrant as specified in its charter

             TEXAS                                 75-1657943
State or other jurisdiction of         IRS Employer Identification Number
Incorporation or organization


                            3200 WILCREST, SUITE 370
                           HOUSTON, TEXAS  77042-3366
                                  713-784-2374
          Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                 Yes  [X]    No [ ]

The number of shares of common stock of the Registrant outstanding at May 8, 2000 was 25,665,986.

                                 EPICEDGE, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2000


                                     INDEX


                                                             Page No.
                                                             --------

PART I  FINANCIAL INFORMATION

Item 1  Financial Statements (Unaudited)

            Condensed Balance Sheets........................     3
            Condensed Statements of Operations..............     4
            Condensed Statements of Cash Flows..............     5
            Notes to Condensed Financial Statements.........     6

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................     7

PART II OTHER INFORMATION

Item 2  Changes of Securities and Use of Proceeds...........    11

Item 6  Exhibits and Reports on Form 8-K....................    12

PART I               FINANCIAL INFORMATION

Item 1  Financial Statements

                                EPICEDGE, INC.
                           CONDENSED BALANCE SHEETS



                                                                                MARCH 31,     DECEMBER 31,
                                                                                  2000            1999
                                                                                ---------     ------------
                                                                               (unaudited)
   ASSETS

CURRENT ASSETS:
 Cash and cash equivalents                                                     $ 8,325,107     $ 1,517,065
 Trade receivable, less allowance of $64,375 in 2000 and $37,000 in 1999         3,553,042       4,551,736
 Other current assets                                                              453,773         247,617
                                                                               -----------     -----------
  Total current assets                                                          12,331,922       6,316,418
PROPERTY AND EQUIPMENT, net                                                        780,862         485,261
GOODWILL-net                                                                    14,616,300       8,508,128
DISCONTINUED OPERATIONS-net assets                                                 366,977         365,878
                                                                               -----------     -----------
TOTAL                                                                          $28,096,061     $15,675,685
                                                                               ===========     ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Line of credit, term note and other notes payable                             $ 3,001,673     $ 3,241,471
 Accounts payable                                                                3,039,355       5,096,439
 Accrued expenses and other current liabilities                                  1,860,770       1,316,866
                                                                               -----------     -----------
  Total current liabilities                                                      7,901,798       9,654,776

STOCKHOLDERS' EQUITY
 Common stock, 25,618,486 and 23,081,486 shares issued and outstanding
  at March 31, 2000 and  December 31, 1999, respectively                           256,185         230,815
 Common stock warrants                                                             137,440         115,000
 Additional paid-in capital                                                     29,567,583      12,238,567
 Accumulated deficit                                                            (9,766,945)     (6,563,473)
                                                                               -----------     -----------
  Total stockholders' equity                                                    20,194,263       6,020,909
                                                                               -----------     -----------
TOTAL                                                                          $28,096,061     $15,675,685
                                                                               ===========     ===========

                  See notes to condensed financial statements

                                EPICEDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     THREE MONTHS ENDED
                                                         MARCH 31,
                                                 -------------------------
                                                     2000           1999
                                                 -----------    -----------

REVENUES                                           6,789,297      7,675,309
COST OF REVENUES                                   5,539,779      6,894,075
                                                 -----------    -----------
GROSS PROFIT                                       1,249,518        781,234

OPERATING EXPENSES:
 Selling, general and administrative               3,956,573        739,088
 Depreciation and amortization                       441,461          5,160
                                                 -----------    -----------
   Total operating expenses                        4,398,034        744,248
                                                 -----------    -----------
(LOSS) INCOME FROM OPERATIONS                     (3,148,516)        36,986

OTHER (EXPENSE) INCOME                               (56,055)        41,242
INCOME TAX BENEFIT                                         -        (26,300)
                                                 -----------    -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS          (3,204,571)        51,928
INCOME (LOSS) FROM DISCONTINUED OPERATIONS             1,099        (26,976)
                                                 -----------    -----------
NET (LOSS) INCOME                                $(3,203,472)   $    24,952
                                                 ===========    ===========
NET (LOSS) INCOME PER SHARE--
 Basic and diluted-
   Continuing operations                              $(0.13)   $         -
   Discontinued operations
                                                 -----------    -----------
    Total                                             $(0.13)   $         -
                                                 ===========    ===========
WEIGHTED AVERAGE SHARES OUTSTANDING--
  Basic and diluted                               24,243,761     20,006,654
                                                 ===========    ===========


                  See notes to condensed financial statements

                                EPICEDGE, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                THREE MONTHS ENDED
                                                                     MARCH 31,
                                                                -------------------
                                                                2000           1999
                                                                ----           ----
OPERATING ACTIVITIES
 (Loss) income from continuing operations                   $(3,204,571)    $   51,928
 Adjustments to reconcile net (loss) to net cash
   provided by (used by) in operating activities:
     Depreciation                                                55,020          5,160
     Amortization                                               351,249              -
 Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                      1,159,662       (856,938)
     Accounts payable                                        (2,166,873)      (412,170)
     Accrued expenses and other current liabilities             515,601        227,619
     Other                                                     (204,155)       119,654
                                                            -----------     ----------
         Net cash used in operating activities               (3,494,067)      (864,747)

INVESTING ACTIVITIES
 Purchase of property and equipment                            (340,942)       (14,054)
 Advance to related party                                             -       (125,633)
 Acquisition of Growth Strategy                                (417,151)             -
                                                            -----------     ----------
         Net cash used in investing activities                 (758,093)      (139,687)

FINANCING ACTIVITIES
 (Payment on) proceeds from notes payable, net                 (239,798)     1,399,338
 Proceeds from private placement                             11,300,000              -
                                                            -----------     ----------
         Net cash provided by financing activities           11,060,202      1,399,338
                                                            -----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS                         6,808,042        394,904

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                1,517,065        850,925
                                                            -----------     ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                      8,325,107      1,245,829
                                                            ===========     ==========

                  See notes to condensed financial statements

                                 EPICEDGE, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

(1)  PRESENTATION OF INTERIM INFORMATION

  The unaudited financial statements have been prepared on the same basis as the audited annual financial statements and do not contain certain information included in the Company's audited financial statements for the fiscal year ended December 31, 1999. The information furnished reflects, in the opinion of management, all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results of the interim periods presented. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2000. The accompanying unaudited condensed financial statements and related notes should be read in conjunction with the audited consolidated financial statements on the Form 10-KSB/A of EpicEdge, Inc. (the "Company") and notes thereto, for its fiscal year ended December 31, 1999.



(2)  ACQUISITIONS

  On March 1, 2000, the Company acquired all of the issued and outstanding stock of The Growth Strategy Group, Inc., (Growth Strategy) a marketing and strategic planning firm, in an arm's length transaction between the Company and all of the stockholders of Growth Strategy. The consideration for the acquisition was: (1) 277,000 shares of the Company's common stock valued at $6,076,800, and (2) $375,000 in cash. The three stockholders of Growth Strategy entered into employment agreements with the Company. These employment agreements terminate in February 2003 and include a non-compete provision for the term of the agreement and one year thereafter. This transaction has been accounted for as a purchase and resulted in goodwill of approximately $6,459,421, which will be amortized over a period of eight years.

  The operations of this acquired entity are included in the Company's operations from its acquisition date.

  The unaudited consolidated results of operations on a pro forma basis as though the above acquisition and the acquisitions in 1999 were made and the related common shares were issued as of the beginning of the Company's fiscal year 1999 are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                 ----------------------------
                                                     2000             1999
                                                 -----------      -----------

    Revenues                                     $ 7,004,358      $ 9,540,593
                                                 ===========      ===========
    Loss from continuing operations              $(3,350,070)     $  (303,239)
                                                 ===========      ===========
    Per share                                    $     (0.14)     $     (0.01)
                                                 ===========      ===========
    Weighted average common shares outstanding    24,426,398       22,051,000
                                                 ===========      ===========

(3)  CAPITAL STOCK

  On February 18, 2000, the Company entered into a Stock Purchase Agreement for $11,300,000 in cash with Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, a Colorado limited liability company, Fleck T.I.M.E. Fund, L.P., a Connecticut limited partnership, Fleck Family Partnership II, L.P., a Florida limited partnership, LJH Partners, L.P., a Delaware limited partnership, Wain Investment, LLC, an Ohio limited liability company, Gerald
  C. Allen and John Paul DeJoria (the "Investors"). In exchange for the $11,300,000 in cash, the Company issued to the Investors 2,260,000 shares of common stock of the Company, $.01 par value per share at a price of $5.00 per share.

  On February 18, 2000, the Company issued 22,000 warrants at an exercise price of $15.00 per share to Aspen Finance Group in accordance with the Stock Purchase Agreement dated February 18, 2000. The fair market value of these warrants as of February 18, 2000, is $1.02 per warrant for a total value of $22,440 which was recorded as additional paid-in-capital.

  On April 3, 2000, the Company issued to Reliant Energy Ventures, Inc., 500,000 warrants to purchase common stock at an exercise price of $22.00 per share. The Company is in the process of obtaining an independent valuation of the fair market value of these warrants. Assuming the fair market value assigned is at least equal to the value assigned to the warrants issued on February 18, 2000 of $1.02, the value, as of April 3, 2000, would be at least $510,000. After the independent valuation is completed, the total fair market value assigned to these warrants will be charged as a non-cash expense in the second quarter of fiscal year 2000.

  On April 24, 2000, the Company granted 47,500 shares of the Company's common stock to two of the Company's directors for their service as a board members during the months of February, March and April of 2000. The closing price of the Company's common stock on April 24, 2000, was $19.00 per share for a total value of $902,500, of which, the Company recorded $601,666 as accrued director's fees in the first quarter of fiscal year 2000. The remaining $300,834 will be recorded as director's fees in the second quarter of fiscal year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL AND RESULTS OF OPERATIONS

Forward-Looking Statement

This Quarterly Report on Form 10-QSB contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, failure of the Company to implement its business plan, competitive pressures in the ASP industry and the Company's response thereto, the Company's ability to obtain capital in favorable terms and conditions, and general conditions in this economy. Factors that might cause or contribute to such a discrepancy include, but are not limited to, the risks discussed in the Company's other SEC filings, including those in its annual report on Form 10-KSB for the year ended December 31, 1999. These forward looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

OVERVIEW

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, of the Company contained elsewhere in this Form 10-QSB.

EpicEdge, Inc., (the "Company") engages in the business of enabling Global 1000 and dot com companies to meet their business goals through implementation of e-business strategies utilizing Enterprise Portal Solutions that allow anytime, anywhere, device-independent sharing of applications, information, and communication tools between trading communities. The Company's services assist customers in dealing with issues during the entire life cycle of their projects; including system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology. The Company provides solutions to complex information technology problems focusing on enabling its clients to take advantage of the evolving internet economy.

In March 2000, the Company acquired all of the issued and outstanding stock of The Growth Strategy Group, Inc. This acquisition provides the Company with a highly experienced team of consultants specializing in marketing and strategic planning in the area of technology and information services.

Impairment of Goodwill

In connection with the Company's acquisitions, including The Growth Strategy Group, Inc., the Company has recorded goodwill that is being amortized on a straight line basis over an eight year period. Goodwill represents the amount that the Company paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets. At March 31, 2000, the unamortized portion of these intangibles was $14.6 million, which represented 52% of total assets and 72% of stockholders' equity. The Company will amortize approximately $1.8 million annually.

The Company periodically reviews the carrying value and recoverability of its unamortized goodwill and other intangible assets for impairment. If the facts and circumstances suggest that the goodwill or other intangible assets may be impaired, the carrying value of this goodwill will be adjusted by an immediate charge against income during the period of the adjustment. The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In evaluating impairment a principal factor considered is the failure to achieve expected cash flows from operations.

Non-Cash Compensation Charges Resulting from Securities Issued

In April 2000, the Company issued 47,500 shares of common stock to two of the Company's board members for board services rendered in February, March, and April 2000. For the three month period ended March 31, 2000, the Company incurred non-cash compensation charges of $601,666, related to these issuances for the portion of the services rendered during the period. The Company will record additional non-cash compensation charges of $300,834 for the three month period ended June 30, 2000 in connection with the above issuances for the portion of the services rendered during this period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

The following table sets forth certain statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                                  Three Months Ended
                                                                       March 31,
                                                                ------------------------
                                                                  2000            1999
                                                                --------        --------
Revenues                                                           100.0%          100.0%
Cost of revenues                                                    81.6%           89.8%
                                                                --------        --------
Gross profit                                                        18.4%           10.2%

Operating expenses:
  Selling, general and administrative                               58.3%            9.6%
  Depreciation and amortization                                      6.5%            0.1%
                                                                --------        --------
    Total operating expense                                         64.8%            9.7%

Income (loss) from operations                                      (46.4)%           0.5%
Other income and expense                                            (0.8)%           0.5%
                                                                --------        --------
Income (loss) before income taxes and discontinued operations      (47.2)%           1.0%
(Provision) benefit for Income Taxes                                   -            (0.3)%
                                                                --------        --------
Income from continuing operations                                  (47.2)%           0.7%
  Discontinued Operations                                              -            (0.4)%
                                                                --------        --------
Net Income (loss)                                                  (47.2)%          (0.3)%
                                                                ========        ========

For the three months ended March 31, 2000, as compared to the three months ended March 31, 1999, revenues decreased $886,012, or 12%, to $6,789,297 from
$7,675,309. The decrease in revenue is due primarily to system integration revenue which decreased from $7,675,309 in 1999 to $4,944,923 in 2000. These decreases were partially offset by the new consulting service revenue of $1,844,374 in 2000. One customer represented 11% of total revenues in the three months ended March 31, 2000; and one customer represented 32% in the three months ended March 31, 1999.

For the three months ended March 31, 2000, gross profit increased to $1,249,518, or 60%, as compared to the three months ended March 31, 1999, of $781,234, due to new consulting services being added that have not previously existed. The gross profit percentage for the three months ended March 31, 2000, was 18% compared to 10% for the three months ended March 31, 1999, which was a result of higher margins in consulting services and higher margins in hardware. Operating expenses increased to $4,398,034 for the three months ended March 31, 2000, from $744,248 for the three months ended March 31, 1999, an increase of $3,653,786 or 491%. The operating expenses for the three month period ended March 31, 2000, consisted primarily of:

     . approximately $1,763,008 in costs associated with the Company's increased number of employees and consultants from 15 to 113 during the period;

     . approximately $141,346 in professional fees related to the Company's increased public reporting requirements;

     . approximately $601,666 in non-cash compensation charges from issuances of common stock to board members; and

     . approximately $441,461 in amortization of goodwill related to acquisitions in 1999 and 2000 and from depreciation.

The increased operating expenses resulted in a loss from operations of $3,148,516 for the three months ended March 31, 2000, as compared to income from operations of $36,986 for the three months ended March 31, 1999.

As to the discontinued operations, total revenue for the first quarter of 2000 amounted to $5,082, and lease operating expenses amounted to $3,353. The first quarter net income of $1,099 is mainly due to a decrease in operating expenses.

For the three months ended March 31, 2000, net loss was $3,203,472 as compared to a net income of $24,952 for the three months ended March 31, 1999, primarily as a result of increases in operating expenses and non-cash expenses related to the acquisitions in 1999 and 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company's primary sources of liquidity were cash and cash equivalents of $8,325,107, accounts receivable of $3,553,042, and available and unused funds in the Company's line of credit of $2,631,299. The Company had working capital of $4,430,124 as of March 31, 2000. Historically, the Company has relied on sales of its common stock for working capital. In February 2000, the Company raised approximately $11.3 million in equity financing. Management is currently in discussions with current shareholders, as well as other third parties, with respect to raising additional equity capital to fund future working capital needs. The Company intends to use proceeds from additional financing to continue to grow its business operations through acquisitions that provide consulting services resulting in a higher profit margin than historical system integration revenues, and to increase organic growth. In order to implement this business strategy, the Company will need to raise additional financing. In the event that the Company is unable to raise additional financing in the near future, the Company will utilize current working capital, in addition to reducing future cash outflows, to meet its liquidity needs for the balance of the current fiscal year. Failure to obtain additional capital, both on a short term and long term basis, could restrict the ability of the Company to expand its business as planned, and if severe enough, may cause the Company to curtail operations or otherwise bring cash flows into balance.

Net cash used in operating activities was $3,494,067 for the three months ended March 31, 2000, as compared to $864,747 at March 31, 1999. The difference was primarily due to losses from operations, a decrease in accounts payable, timing of payments to vendors and consultants, and operating payments to brokers and attorneys related to the equity funding in February 2000.

Net cash used in investing activities was $758,093 for the three months ended March 31, 2000, as compared to $139,687 for the three months ended March 31, 1999. This was primarily due to the increase in property and equipment and in cash used in the aforementioned acquisition of The Growth Strategy Group, Inc. of $375,000.

Net cash provided by financing activities was $11,060,202 for the three months ended March 31, 2000, as compared to net cash used in financing activities of $1,399,338 for the three months ended March 31, 1999. This is a result of the $11,300,000 equity funding in February, which was offset in part by scheduled payments made against notes payable.

PART II
OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 18, 2000, the Company entered into a Stock Purchase Agreement with Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, a Colorado limited liability company, Fleck T.I.M.E. Fund, L.P., a Connecticut limited partnership, Fleck Family Partnership II, L.P., a Florida limited partnership, LJH Partners, LP, a Delaware limited partnership, Wain Investment, LLC, an Ohio limited liability company, Gerald C. Allen and John Paul DiJoria (the "Investors"). Pursuant to the Stock Purchase Agreement, the Investors purchased from the Company 2,260,000 shares of common stock in exchange for cash of $11,300,000. The Company executed a Registration Agreement with the Investors, dated February 18, 2000 pursuant to which the Company has agreed to register the common stock owned by the Investors on or before August 18, 2000. The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction made solely to accredited investors by an issuer not involving a public offering.

On March 1, 2000, the Company issued 277,000 shares of common stock to The
Growth Strategies Group, Inc.   This common stock issue was part of the
consideration given for the acquisition of The Growth Strategies Group, Inc.
The Company believes this transaction was exempt from registration pursuant to
Section 4(2) of the Securities Act as an isolated transaction by an issuer not involving a public offering. Through the due diligence process the investor had access to the inner workings of the company, which would provide it with the same kind of information as would be included in a registration statement, and the investor had general expertise in financial and business matters that it was able to evaluate the merits and risks of an investment in the Company.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are to be filed as part of the quarterly report:

    EXHIBIT NUMBER                        DESCRIPTION

      2.1 (1)      Exchange Agreement by and between Loch Exploration, Inc. and
                   Design Automation Systems Incorporated
      2.2 (2)      Exchange Agreement by and between Loch Exploration, Inc. and
                   COAD Solutions, Inc.
      2.3 (2)      Acquisition Agreement of Cherokee Methane Corporation
      2.4 (2)      Plan of Merger between the Company and Design Automation
                   Systems Incorporated
      2.5(6)       Exchange Agreement between the Company and Dynamic
                   Professional Services, LLC
      2.6(7)       Exchange Agreement between the Company and Connected Software
                   Solutions, Inc.
      2.7(10)      Acquisition Agreement by and among the Company, EACQ, LLC and
                   The Growth Strategy Group, Inc.
      2.8(11)      Agreement and Plan of Merger by and between the Company,
                   EACQ, LLC and The Growth Strategy Group, Inc.
      3.1 (3)      Articles of Incorporation
      3.2 (4)      Amended Articles of Incorporation
      3.3 (3)      By-laws
      4.1 (3)      Common Stock Specimen
      10.1 (4)     1999 Employee Stock Option Plan
      10.2 (2)     Employment Agreement with Carl Rose
      10.3 (2)     Employment Agreement with Charles Leaver
      10.4 (2)     Employment Agreement with Kelly Knake
      10.5 (2)     Lease Agreement
      10.6 (2)     Indirect Reseller Agreement between the Company, Hewlett-
                   Packard Company and Hall-Mark Computer Products
      10.7(2)      Indirect Reseller Agreement between the Company, Hewlett-
                   Packard Company and Client Systems, Inc.
      10.8(2)      Indirect Value-Added Reseller Agreement between the Company and Sun Microsystems Computer Corporation
      10.9(2)      IBM Business Partner Agreement for Solution Providers
      10.10(8)     E1999 Line of Credit with FINOVA Capital Corporation
      10.11(2)     Line of Credit with FINOVA Corporation
      10.12(9)     Agreement for Services with Optimization Group, LLC
      10.12(12)    FINOVA Line of Credit
      10.13(12)    Microsystem Products Purchase Agreement
      10.14(12)    Sun Channel Agreement Master Terms
      10.15(12)    Ferrari/Connected Software Solutions Lease
      10.16(12)    Sun Trademark and Logo Policies
      10.17(12)    HP Authorized Reseller Agreement
      10.18(12)    IBM Business Partner/Solutions Provider Agreement
      10.19(12)    HP Agreement for Authorized Solutions Direct Resellers
      10.20(12)    Office Space Lease Austin
      10.21(12)    Texas Association of Realtors Commercial Lease

      10.22(12)    Seattle Lease Agreement
      10.23(12)    St. Louis Lease Agreement
      21.1 (2)     List of Subsidiaries of the Registrant
      27. (13)     Financial Data Schedule

      _______________
      (1) Filed as an exhibit to the Company's Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.
      (2)  Filed as an exhibit to the Company's 10-KSB for the year ended
           December 31, 1998 and incorporated herein by reference.
      (3)  Filed as an exhibit to the Company's Registration Statement on
           Form S-1 dated September 7, 1979 and incorporated herein by reference.
      (4) Filed as an exhibit to the Company's Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.
      (5) Filed as an exhibit to the Company's 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.
      (6) Filed as an exhibit to the Company's Form 8-K filed June 14, 1999 and incorporated herein by reference.
      (7) Filed as an exhibit to the Company's Form 8-K filed August 11, 1999 and incorporated herein by reference.
      (8) Filed as an exhibit to the Company's 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.
      (9) Filed as an exhibit to the Company's 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.
     (10) Filed as an exhibit to the Company's Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.
     (11) Filed as an exhibit to the Company's Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.
     (12) Filed as an exhibit to the Company's Annual Report on Form 10-KSB filed March 30, 2000 and incorporated herein by reference.
     (13)  Filed herewith.

(b) Reports on Form 8-K

     A Current Report on Form 8-K was filed on January 26, 2000, reporting a change in accountants from Hein + Associates, LLP to Deloitte & Touche, LLP.

     A Current Report on Form 8-K was filed on February 28, 2000, reporting a Stock Purchase Agreement by and among the Company, Edgewater Private Equity Fund III, LP, Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners, LP, Wain Investment, LLC, Gerald C. Allen and John Paul DeJoria.

     A Current Report on Form 8-K was filed on March 15, 2000 reporting the acquisition of The Growth Strategies Group, Inc.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EpicEdge, Inc.


Date:  May 15, 2000                     By /s/  Robert E. Nelson
                                           --------------------------
                                           Robert E. Nelson
                                           Chief Financial Officer