Form 10QSB
period 2000-06-30
EPICEDGE INC
filed 2000-08-21
CIK 313041

Form 10-QSB

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                  3200 Wilcrest
                                    Suite 370
                            Houston, Texas 77042-3366
                                  713-784-2374
           Address and telephone number of principal executive offices

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                X   Yes       No
                               ---       ---

The number of shares of common stock of the Registrant outstanding at August 15, 2000 was 27,477,223.

                                 EPICEDGE, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

                                                                                                            Page No.
                                                                                                            --------
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (Unaudited)                                         1
                     Condensed Consolidated Balance Sheets
                     Condensed Consolidated Statements of Operations
                     Condensed Consolidated Statements of Cash Flows
                     Notes to Condensed Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                       7

PART II        OTHER INFORMATION


Item 4.        Submission of Matters to a vote of Security Holders                                            14

Item 5.        Other Information                                                                              15

Item 6.        Exhibits and Reports on Form 8-K                                                               15


PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                            EPICEDGE, INC.
                                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                              (Unaudited)

                                                                          June 30,               December 31,
                                                                            2000                     1999
                                                                     -------------------      ------------------

ASSETS

Current Assets:

     Cash and cash equivalents                                           $2,042,633              $1,517,065
     Trade receivable, less allowance for doubtful accounts of            9,381,337               4,551,736
     $79,396 and $37,000, respectively
     Unbilled revenue                                                       793,307                       -
     Inventory                                                              505,289                  16,931
     Other current assets                                                   350,131                 230,686
                                                                     -------------------      ------------------
         Total current assets                                            13,072,697               6,316,418


Property and equipment, net                                               3,212,992                 485,261
Goodwill, net                                                            47,570,558               8,508,128
Discontinued operations, net                                                383,885                 365,878
Restricted cash and other assets                                          1,438,880                       -
                                                                     -------------------      ------------------
                                                                        $65,679,012             $15,675,685
                                                                     ===================      ==================


LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

     Revolving line of credit                                            $5,481,060              $1,866,471
     Notes payable                                                        1,989,301               1,375,000
     Accounts payable                                                     4,415,912               5,096,439
     Accrued expenses and other current liabilities                       4,572,123               1,316,866
                                                                     -------------------      ------------------
         Total current liabilities                                       16,458,396               9,654,776

Notes payable                                                             4,495,833                       -
Other long term liabilities                                                 187,513                       -
                                                                     -------------------      ------------------
         Total liabilities                                               21,141,742               9,654,776
                                                                     -------------------      ------------------


Shareholders' Equity:

Preferred stock, par value $0.01; 5,000,000 shares authorized;
    no shares issued and outstanding                                              -                       -

Common stock,  par value $0.01;  50,000,000  shares  authorized;
  27,185,989 and 23,081,486 shares issued and outstanding,
  respectively                                                              271,860                 230,815
Additional paid-in capital                                               73,890,821              12,353,567
Treasury stock                                                            (372,946)                       -
Accumulated deficit                                                    (19,138,003)             (6,563,473)
Unearned ESOP shares                                                    (9,445,240)                       -
Unearned compensation                                                     (669,222)                       -
                                                                 -------------------      ------------------
         Total shareholders' equity                                      44,537,270               6,020,909
                                                                 -------------------      ------------------
                                                                        $65,679,012             $15,675,685
                                                                 ===================      ==================

                          The accompanying notes are an
                        integral part of these condensed
                       consolidated financial statements.


                                                              EPICEDGE, INC.

                                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                                              (Unaudited)

                                                   Three Months Ended                      Six Months Ended
                                                        June 30,                               June 30,
                                                 2000                1999               2000              1999
                                          -------------------   ----------------   ----------------  ----------------

REVENUES:

     Professional services                $      4,554,813      $     734,305      $  6,399,187      $      734,305
     Technology integration                      6,938,034          5,962,113        11,882,957          13,637,422
                                          -------------------   ----------------   ----------------  ----------------
                                                11,492,847          6,696,418        18,282,144          14,371,727
                                          -------------------   ----------------   ----------------  ----------------


COST OF REVENUES:

     Professional services                       2,618,859            561,199         3,832,717             561,199
     Technology integration                      5,756,883          5,320,630        10,082,803          12,214,706
                                          -------------------   ----------------   ----------------  ----------------
                                                 8,375,742          5,881,829        13,915,520          12,775,905
                                          -------------------   ----------------   ----------------  ----------------
         Gross margin                            3,117,105            814,589         4,366,624           1,595,822
                                          -------------------   ----------------   ----------------  ----------------


OPERATING EXPENSES:

     Selling, general and administrative         5,278,882            887,744         8,642,382           1,626,831
     Depreciation and amortization                 978,690            104,828         1,384,958             109,988
     Stock-based compensation and costs          6,343,968               --           6,945,634                --
                                          -------------------   ----------------   ----------------  ----------------
                                                12,601,540            992,572        16,972,974           1,736,819

         Loss from operations                   (9,484,435)          (177,983)      (12,606,350)           (140,997)

     Other income, net                              96,469             27,841            13,813              69,084
                                          -------------------   ----------------   ----------------  ----------------

     Loss from continuing operations
       before income taxes                      (9,387,966)          (150,142)      (12,592,537)            (71,913)
     Benefit (Provision) for income taxes             --               15,260              --               (11,040)
                                          -------------------   ----------------   ----------------  ----------------
     Net loss from continuing operations        (9,387,966)          (134,882)      (12,592,537)            (82,953)

     Income (loss) from discontinued
       operations                                   16,908            (22,267)           18,007             (49,243)
                                          -------------------   ----------------   ----------------  ----------------
     Net loss                             $     (9,371,058)     $    (157,149)     $(12,574,530)     $     (132,196)
                                          ===================   ================   ================  ================


Basic and diluted loss per share:

     Continuing operations                $          (0.36)     $       (0.01)     $      (0.50)     $        (0.01)
     Discontinued operations                          --                 --                --                  --
                                          -------------------   ----------------   ----------------  ----------------
                                          $          (0.36)     $       (0.01)     $      (0.50)     $        (0.01)
                                          ===================   ================   ================  ================

Basic and diluted weighted average
shares outstanding                              26,127,363         20,451,933        25,185,562          20,451,933
                                          ===================   ================   ================  ================


                   The accompanying notes are an integral part
              of these condensed consolidated financial statements



                                                            EPICEDGE, INC.
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)

                                                                                 For the Six Months Ended
                                                                                           June 30,
                                                                               2000                      1999
                                                                       ---------------------      -------------------


Cash flows from operating activities:

Net loss from continuing operations                                    $    (12,592,537)          $        (82,953)
Adjustments to reconcile net loss to net cash provided by
     (used in) in operating activities:
         Depreciation and amortization                                        1,384,958                    109,988
         Provision for doubtful accounts                                         42,396                        -
         Stock-based compensation                                             6,945,634                        -
         Changes in operating assets and liabilities, net
           of acquisitions:
              Accounts receivable                                            (1,891,654)                    46,388
              Unbilled receivable                                              (793,307)                       -
              Inventory                                                        (488,358)                       -
              Prepaid expenses and other                                        352,761                        -
              Accounts payable                                               (1,073,335)                   131,791
              Accrued expenses and other current liabilities                    635,875                    636,490
              Other, net                                                            -                     (208,831)
                                                                       ---------------------      -------------------
                  Net cash provided by (used in) operating
                    activities                                               (7,477,567)                   632,873
                                                                       ---------------------      -------------------


Cash flows from investing activities:

Purchase of property and equipment                                           (2,081,188)                   (86,405)
Net cash used in business acquisitions                                       (2,820,936)                  (171,195)
Increase in other assets                                                       (477,131)                        -
                                                                       ---------------------      -------------------
                  Net cash used in investing activities                      (5,379,255)                  (257,600)
                                                                       ---------------------      -------------------


Cash flows from financing activities:

Net payments on notes payable                                                  (223,199)                (1,056,483)
Proceeds from revolving line of credit                                        2,699,589                        -
Net proceeds from private placement of stock and warrants                    10,906,000                        -
                                                                       ---------------------      -------------------
                  Net cash provided by (used in) financing
                    activities                                               13,382,390                 (1,056,483)
                                                                       ---------------------      -------------------

Net increase(decrease) in cash and cash equivalents                             525,568                   (681,210)

Cash and cash equivalents, beginning of period                                1,517,065                    850,925
                                                                       ---------------------      -------------------

Cash and cash equivalents, end of period                               $      2,042,633           $        169,715
                                                                       =====================      ===================




                          The accompanying notes are an
                        integral part of these condensed
                       consolidated financial statements.

                                 EPICEDGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K/A. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.   Business Combinations

     In March 2000, the Company acquired all of the issued and outstanding stock of The Growth Strategy Group, Inc. (Growth Strategy), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company's common stock valued at $6,076,800 and $375,000 in cash. The three stockholders of Growth Strategy entered into employment agreements with the Company. These employment agreements terminate in February 2003 and include a non-compete provision for the term of the agreement and one year thereafter.

     In June 2000, the Company acquired all of the issued and outstanding stock of IPS Associates, Inc. (IPS), a project management firm, for $3,000,000 in cash, 1,472,585 unregistered shares of Company's common stock and options to purchase 1,082,060 shares of the Company's common stock and the assumption of net liabilities of $2,242,000. The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,139. The Company also assumed an employee stock ownership plan
     (ESOP) from IPS. The Company recorded unearned compensation of $9,445,240 related to 493,224 shares of common stock issued to the ESOP in connection with the transaction that will be amortized over a period of approximately three to five years. These shares will be periodically revalued in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $4.5 million. The note bears annual interest of 8.02% and is due in monthly installments of principal and interest as detailed in the agreements payable through July 2005. The note is secured by the accounts receivable, investments, and property and equipment of IPS.

     Certain key employees of IPS entered into employment agreements with the Company. These employment agreements terminate in June 2003 and include a non-compete provision for the term of the agreement and one year thereafter. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $300,000 and the issuance of 25,065 unregistered shares of the Company's common stock valued at $576,495 and recorded as part of the cost of the IPS acquisition.

     The acquisitions of Growth Strategy and IPS were accounted for under the purchase method of accounting and resulted in the Company recording goodwill of $40,248,229, subject to final purchase price adjustments, which will be amortized over a period of eight years. The selling shareholders may request registration rights for the shares received in the transactions under certain circumstances at the Company's expense.

     The results of operations of Growth Strategy and IPS have been included in the Company's financial statements commencing on April 1, 2000 and June 1, 2000, respectively, the effective dates of the transactions for accounting purposes. The unaudited pro forma consolidated results of operations for the current year up to June 30, 2000 (and for the corresponding period in the preceding year) as though the companies had combined at the beginning of the period being reported on are as follows:

                                                                    For the Six Months Ended
                                                                           June 30,
                                                                         (unaudited)
                                                                     2000              1999
    Revenues                                                    $24,357,961          $22,068,155

    Net loss from continuing operations                         (13,631,720)          (1,593,045)

    Loss per share                                                     (.51)                (.07)

    Weighted average shares outstanding                          26,506,732           23,523,585

3.   Inventory

     The Company's inventory at June 30, 2000 and December 31, 1999 consists of hardware and software products related to the Company's value added reseller (VAR) operations which are being phased out.

4.   Earnings per share

     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is based on the weighted effect of all common shares issued and outstanding during the period and is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options and warrants of approximately 2,287,000 and 2,212,000 for the three and six months ended June 30, 2000 and approximately 150,000 and 53,000 for the three and six months ended June 30, 1999 were excluded from the calculation of loss per share for these periods because the effect of these shares would have been anti-dilutive.

5.   Other Stock Transactions

     In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private equity investors for $11.3 million ($5.00 per share). The transaction resulted in certain shareholder rights being granted to the investors including a right to request registration of the shares at the Company's expense. In August 2000, the investor group exercised its right to request registration of the shares. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants are exercisable for a period of five years from the date of issuance.

     In November 1999, the Company granted 190,000 unregistered shares of the Company's common stock to two of its board members as compensation for their participation on the Company's Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the quarter ended September 30, 2000. The Company records the value of the shares issued each quarter by multiplying the quoted market price of the stock on the issuance date times the number of shares issued for that period. The Company recorded stock-based compensation related to the shares issued of $874,792 and $1,476,458, respectively, for the three and six months ended June 30, 2000. The Company issued 47,500 shares to these advisory board members during the six months ended June 30, 2000.

     In March 2000, the Company issued warrants for the purchase of 40,000 shares of the Company's common stock to two advisory board members for services to be rendered from April 2000 to March 2002. The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant. One third of the warrants vest upon grant, and the remaining two-thirds vest in one half increments on the first and second anniversary of the grant date. The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,465, as unearned compensation on the date of grant. The Company is amortizing this amount as compensation expense over the consulting period, and will revalue the warrants over the consulting period. The Company recorded stock-based compensation of $158,793 for the three months ended June 30, 2000.

     In April 2000, the Company issued a client a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $22.00 per share. The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The warrant was issued contemporaneously with the negotiation of a consulting contract between the Company and the client. The Company has determined the value of the warrant to be $4,843,195 based on the Black-Scholes model. As there is no assurance that the Company and its client will engage in future contracts, the
     Company recorded the customer acquisition cost as a stock-based compensation and costs charge of $4,843,195 during the three months ended June 30, 2000.

     In June 2000, the Company entered into a severance agreement with one of its employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options. As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the measurement date during the three months ended June 30, 2000 of $467,188 based on the difference between the exercise price and the quoted market price of the underlying stock. The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

6.   Subsequent Events

     In July 2000, the Company completed a $5.0 million convertible debt offering with certain private investors. The convertible debt bears annual interest of 9.5%. Principal and interest are due at maturity on December 30, 2000, if not converted earlier. The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which the Company raises at least $7.0 million. If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share. During the remainder of fiscal 2000, the Company will record a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

     In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. (Tumble), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500, and $325,000 in cash. The principal selling shareholder entered into an employment agreement with the Company. The agreement terminates in July 2003 and includes a non-compete provision for the term of the agreement and one year thereafter. The transaction will be accounted for under the purchase method of accounting.

7.   New Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Principles Board (APB) Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                                      * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, of the Company contained elsewhere in this Form 10-QSB.

EpicEdge, Inc., (the "Company") engages in the business of enabling clients to advance their competitive edge by transforming their internet vision into an effective e-business solution. The Company's professional services support customers through the phases of an e-business implementation including strategy development and creative services, information architecture and design,
e-commerce application development, legacy system integration, project management and training, and site hosting services. In conjunction with certain strategic partnerships, the Company offers flexible consulting and technology solutions that address emerging needs and help clients to focus on performance improvement through measurement and assessment.

Business Combinations

In March 2000, the Company acquired all of the issued and outstanding stock of The Growth Strategy Group, Inc. (Growth Strategy), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company's common stock valued at $6,076,800 and $375,000 in cash. The three stockholders of Growth Strategy entered into employment agreements with the Company. These employment agreements terminate in February 2003 and include a non-compete provision for the term of the agreement and one year thereafter.

In June 2000, the Company acquired all of the issued and outstanding stock of IPS Associates, Inc. (IPS), a project management firm, for $3,000,000 in cash, 1,472,585 unregistered shares of Company's common stock and options to purchase 1,082,060 shares of the Company's common stock and the assumption of net liabilities of $2,242,000. The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,139. The Company also assumed an employee stock ownership plan (ESOP) from IPS. The Company recorded unearned compensation of $9,445,240 related to 493,224 shares of common stock issued to the ESOP in connection with the transaction that will be amortized over a period of approximately 3 to 5 years. These shares will be periodically revalued in accordance with Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans." In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $4.5 million. The note bears annual interest of 8.02% and is due in monthly installments of principal and interest as detailed in the agreements payable through July 2005. The note is secured by the accounts receivable, investments, and property and equipment of IPS.

Certain key employees of IPS entered into employment agreements with the Company. These employment agreements terminate in June 2003 and include a non-compete provision for the term of the agreement and one year thereafter. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $300,000 and the issuance of 25,065 unregistered shares of the Company's common stock valued at $576,495 and recorded as part of the cost of the IPS acquisition.

The acquisitions of Growth Strategy and IPS were accounted for under the purchase method of accounting and resulted in the Company recording goodwill of $40,248,229, subject to final purchase price adjustments, which will be amortized over a period of eight years. The selling shareholders may request registration rights for the shares received in the transactions under certain circumstances at the Company's expense.

The results of operations of Growth Strategy and IPS have been included in the Company's financial statements commencing on April 1, 2000 and June 1, 2000, respectively, the effective dates of the transactions for accounting purposes. The unaudited pro forma consolidated results of operations for the current year up to June 30, 2000 (and for the corresponding period in the preceding year) as though the companies had combined at the beginning of the period being reported on are as follows:

                                                                    For the Six Months Ended
                                                                           June 30,
                                                                         (unaudited)
                                                                     2000              1999

    Revenues                                                    $24,357,961          $22,068,155

    Net loss from continuing operations                         (13,631,720)          (1,593,045)

    Loss per share                                                     (.51)                (.07)

    Weighted average shares outstanding                          26,506,732           23,523,585


In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. (Tumble), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500, and $325,000 in cash. The principal selling shareholder entered into an employment agreement with the Company. The agreement terminates in July 2003 and includes a non-compete provision for the term of the agreement and one year thereafter. The transaction will be accounted for under the purchase method of accounting.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:


                                                       Three Months Ended          Six Months Ended
                                                            June 30,                    June 30,
                                                          2000      1999           2000         1999
                                                       ------------------        ---------------------
Revenues                                                 100.0%    100.0%         100.0%        100.0%
Cost of revenues                                          72.9%     87.8%          76.1%         88.9%
                                                       ------------------        ---------------------
   Gross margin                                           27.1%     12.2%          23.9%         11.1%
                                                       ------------------        ---------------------

Operating expenses:
    Selling, general and administrative                   45.9%     13.3%          47.3%         11.3%
    Depreciation and amortization                          8.5%      1.6%           7.6%          0.8%
    Stock-based compensation and costs                    55.2%        -%          38.0%            -%
                                                       ------------------        ---------------------
        Total operating expenses                         109.6%     14.9%          92.9%         12.1%
                                                       ------------------        ---------------------
Loss from operations                                     -82.5%     -2.7%         -69.0%         -1.0%
Other income                                               0.8%      0.4%           0.1%          0.5%
                                                       ------------------        ---------------------

Loss before income taxes
    and discontinued operations                          -81.7%     -2.3%         -68.9%         -0.5%

Benefit (provision) for income taxes                         -%      0.2%             -%         -0.1%
                                                       ------------------        ---------------------
   Loss from continuing operations                       -81.7%     -2.1%         -68.9%         -0.6%
   Discontinued operations                                 0.1%     -0.3%           0.1%         -0.3%
                                                       ------------------        ---------------------
        Net loss                                         -81.6%     -2.4%         -68.8%         -0.9%
                                                       ==================        =====================


REVENUES

Total revenues increased 72% from $6.7 million to $11.5 million for the three months ended June 30, 1999 and 2000, respectively. Total revenues increased 27% from $14.4 million to $18.3 million for the six months ended June 30, 1999 and 2000, respectively. Total revenues increased from the three and six months ended June 30, 1999 to the three and six months ended June 30, 2000 as a result of increased revenues generated from the Company's e-Services business as the Company executes its business strategy of migrating from a value-added reseller
(VAR) of hardware and software to a professional e-Services company. The Company has substantially completed this migration in the second quarter of fiscal 2000 and expects substantially all of its future revenues to be derived from professional e-Services. As a result, the Company expects revenues to be lower in the second half of fiscal 2000.

Professional Service Revenues

Professional service revenues increased 520% from $0.7 million for the three months ended June 30, 1999 to $4.6 million for the three months ended June 30, 2000, representing 11% and 40% of total revenues in the respective periods. Professional service revenues increased 771% from $0.7 million for the six months ended June 30, 1999 to $6.4 million for the six months ended June 30, 2000, representing 5% and 35% of total revenues in the respective periods. Professional service revenues have continued to increase in absolute dollars and as a percentage of total revenues as the Company has executed its business strategy of migrating from a value-added reseller (VAR) of hardware and software to a professional e-Services company which has resulted in an increase in its professional service customer base and professional service contracts.

Technology Integration Revenues

Technology integration revenues increased 16% from $6.0 million for the three months ended June 30, 1999 to $6.9 million for the three months ended June 30, 2000, representing 89% and 60% of total revenues in the respective periods. Technology integration revenues decreased 13% from $13.6 million for the six months ended June 30, 1999 to $11.9 million for the six months ended June 30, 2000, representing 95% and 65% of total revenues in the respective periods. The six month trend in technology integration revenues is reflective of the Company's strategy to migrate from a value-added reseller (VAR) of hardware and software to a professional e-Services company which has resulted in the phasing out of its VAR operations. The Company does not expect to generate any substantial additional revenues from its VAR business after the second quarter of fiscal 2000.

COST OF REVENUES

Total cost of revenues increased 42% from $5.9 million for the three months ended June 30, 1999 to $8.4 million for the three months ended June 30, 2000. Total cost of revenues increased 9% from $12.8 million for the six months ended June 30, 1999 to $13.9 million for the six months ended June 30, 2000.

Cost of Service Revenues

Cost of service revenues consists primarily of salaries and employee costs for personnel dedicated to client projects, sub-contractor costs related to client projects, and direct expenses incurred to complete projects that were not reimbursed by clients. Cost of service revenues increased 367% from $0.6 million for the three months ended June 30, 1999 to $2.6 million for the three months ended June 30, 2000, representing 8% and 23% of total revenues in the respective periods. Cost of service revenues increased 583% from $0.6 million for the six months ended June 30, 1999 to $3.8 million for the six months ended June 30, 2000, representing 4% and 21% of total revenues in the respective periods. The increases are the result of the Company being engaged on larger and more numerous client projects during the three and six months ended June 30, 2000 in comparison with the same periods in fiscal 1999.

The gross margin on professional service revenues was 43% and 40%, respectively, for the three and six months ended June 30, 2000 and was 24% for the three and six months ended June 30, 1999.

Cost of Technology Integration Revenues

Cost of technology integration revenues consists primarily of hardware and software costs associated with product sales. Cost of technology integration revenues increased 8% from $5.3 million for the three months ended June 30, 1999 to $5.8 million for the three months ended June 30, 2000, representing 79% and 50% of total revenues in the respective periods. Cost of technology integration revenues decreased 17% from $12.2 million for the six months ended June 30, 1999 to $10.1 million for the six months ended June 30, 2000, representing 85% and 55% of total revenues in the respective periods. The changes in the cost of technology integration revenues is the result of related increases or decreases in product sales. The gross margin on technology integration revenues was 11% and 17% for the three months ended June 30, 1999 and 2000, respectively. The technology integration margin was 10% and 15% for the six months ended June 30, 1999 and 2000, respectively.

OPERATING EXPENSES

Selling, General and Administrative

Selling, general and administrative expenses (SG&A) increased 495% from $0.9 million for the three months ended June 30, 1999 to $5.3 million for the three months ended June 30, 2000, representing 13% and 46% of total revenues in the respective periods. SG&A expenses increased 431% from $1.6 million for the six months ended June 30, 1999 to $8.6 million for the six months ended June 30, 2000, representing 11% and 47% of total revenues in the respective periods. The increase in SG&A expenses reflects the acquisition of certain businesses which brought additional SG&A expenses to the Company and our continued investment in increased staffing and related expenses for the enhancement of the infrastructure necessary to support our growing business.

Depreciation and Amortization

Depreciation and amortization increased 834% from $0.1 million for the three months ended June 30, 1999 to $1.0 million for the three months ended June 30, 2000, representing 2% and 9% of total revenues in the respective periods. Depreciation and amortization increased 1,159% from $0.1 million for the six months ended June 30, 1999 to $1.4 million for the six months ended June 30, 2000, representing 0.8% and 8% of total revenues in the respective periods. Depreciation and amortization increased during the three and six months ended June 30, 2000 as a result of amortization of goodwill recorded in connection with the acquisition of certain businesses. Amortization of goodwill and unearned ESOP share deferral at June 30, 2000 will be approximately $2.0 million per quarter in future quarters.

Stock-based Compensation and Costs

Stock-based compensation and costs was $6.3 million and $6.9 million for the three and six months ended June 30, 2000, representing 55% and 38% of total revenues in the respective periods. No stock-based compensation was recorded during the three and six months ended June 30, 1999. The stock-based compensation charges during the three and six months ended June 30, 2000 were based on certain transactions as follows:

In November 1999, the Company granted 190,000 unregistered shares of the Company's common stock to two of its board members as compensation for their participation on the Company's Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the quarter ended September 30, 2000. The Company records the value of the shares issued each quarter by multiplying the quoted market price of the stock on the issuance date times the number of shares issued for that period. The Company recorded stock-based compensation related to the shares issued of $874,792 and $1,476,458, respectively, for the three and six months ended June 30, 2000. The Company issued 47,500 shares to these board members during the six months ended June 30, 2000.

In March 2000, the Company issued warrants for the purchase of 40,000 shares of the Company's common stock to two advisory board members for services to be rendered from April 2000 to March 2002. The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant. One third of the warrants vest upon grant, and the remaining two-thirds vest in one half increments on the first and second anniversary of the grant date. The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,465, as unearned compensation on the date of grant. The Company is amortizing this amount as compensation expense over the consulting period, and will revalue the warrants over the consulting period. The Company recorded stock-based compensation of $158,793 for the three months ended June 30, 2000. The Company has issued 47,500 shares to these advisory board members during the six months ended June 30, 2000.

In April 2000, the Company issued a client a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $22.00 per share. The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The warrant was issued contemporaneously with the negotiation of a consulting contract between the Company and the client. The Company has determined the value of the warrant to be $4,843,195 based on the Black-Scholes model. As there is no assurance that the Company and its client will engage in future contracts, the Company recorded the customer acquisition cost as a stock-based compensation and costs charge of $4,843,195 during the three months ended June 30, 2000.

In June 2000, the Company entered into a severance agreement with one of its employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options. As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the measurement date during the three months ended June 30, 2000 of $467,188 based on the difference between the exercise price and the quoted market price of the underlying stock. The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company's primary sources of liquidity were cash and cash equivalents of $2,042,633, and accounts receivable of $9,381,337. The Company also relies on amounts available under lines of credit totaling $6,000,000 with two financial institutions. There were no amounts available under the lines of credit at June 30, 2000.

Net cash used in operating activities was $7,477,567 for the six months ended June 30, 2000 and is the result of the net loss incurred during the period in addition to increases in accounts receivable, unbilled receivables, and inventories and a decrease in accounts payable. Net cash provided by operations was $632,873 for the six months ended June 30, 1999 and is primarily the result of decreases in accounts receivable and increases in accounts payable and accrued expenses.

Net cash used in investing activities was $5,379,255 for the six months ended June 30, 2000 and is the result of net purchases of property and equipment as well as cash used to acquire certain businesses. Net cash used in investing activities was $257,600 for the six months ended June 30, 1999 and is the result of net purchases of property and equipment as well as cash used to acquire certain businesses

Net cash provided by financing activities was $13,382,390 for the six months ended June 30, 2000 and reflects the sale of the Company's common stock to a group of private equity investors netting approximately $10,900,000 to the Company and borrowings under the line of credit of $2,699,589. Net cash used in financing activities was $1,056,483 for the six months ended June 30, 1999 and reflects net payments under the Company's revolving line of credit.

In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private equity investors for $11.3 million ($5.00 per share). The transaction resulted in certain shareholder rights being granted to the investors including a right to request registration of the shares at the Company's expense. In August 2000, the investor group exercised its right to request registration of the shares. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants are exercisable for a period of five years from the date of issuance.

In July 2000, the Company completed a $5.0 million convertible debt offering with certain private investors. The convertible debt bears annual interest of 9.5%. Principal and interest are due at maturity on December 30, 2000, if not converted earlier. The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which the Company raises at least $7.0 million. If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share. During the remainder of fiscal 2000, the Company will record a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No. 98-5, Accounting for Convertible
Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios."

The Company's discontinued operations relate to the operations of Loch Exploration, Inc. ("Loch"), which was a publicly-listed oil and gas company that was acquired by the Company through a reverse merger effective January 1, 1999. The Company is currently contemplating the disposal of its remaining investment in Loch. The result may require the Company to write-off the remaining balance of the net assets relating to the discontinued operations of $383,885 at June 30, 2000.

At June 30, 2000, the Company had negative working capital of $3,385,699. Additionally, the Company has completed several acquisitions that may place an additional strain on the Company's cash resources as the operations of the acquired businesses are integrated with the Company's operations. Furthermore, the Company will require additional cash to meet its short- and long-term liquidity requirements and to execute its current business plan. Management is currently in the process of raising additional financing to meet planned working capital requirements. In the event that the Company is unable to obtain additional financing on terms which are acceptable to the Company, then the Company will have to modify its business plan to reduce future cash outflows to enable it to meet its liquidity requirements for the remainder of the current fiscal year. There is no assurance that the Company will be able to successfully obtain the additional financing required to execute its current business plan or that the Company will be able to modify its business plan sufficiently to reduce future cash outflows to a level that would enable it to meet its liquidity requirements for the remainder of the current fiscal year. These uncertainties could have a material adverse affect on the Company's future operations.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequences of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

We Face Intense Competition in Our Market

Our services are targeted at the new and rapidly evolving market for e-commerce solutions. Although the competitive environment in this market has yet to develop fully, we anticipate that it will be intensely competitive, subject to rapid change and significantly affected by new service and product introductions and other market activities of industry participants.

Increased competition could result in pricing pressures, reduced margins or the failure of our services to achieve or maintain market acceptance, any of which could have a serious adverse effect on our business, financial condition and results of operations.

Our Industry is Subject to Rapid Technological Change

The emerging market for e-commerce solutions and related services is characterized by rapid technological developments and services and evolving industry standards. The emerging nature of this market and its rapid evolution will require us to improve existing services as well as be first to market new services in the e-commerce environment. Our failure to develop and introduce new and existing services successfully and on a timely basis could have a significant adverse effect on our business, financial condition and result of operations.

We Must Manage Our Growth

We are currently experiencing tremendous growth which places a significant strain on our management and other resources. Our business has grown significantly in size and complexity over the past year. The growth in size and complexity of our business as well as its customer base has placed, and is expected to continue to place, a significant strain on our management and operations. We anticipate that continued growth will require us to recruit and hire a substantial number of new managerial, finance, sales and marketing and support personnel. Our ability to compete effectively and to manage future growth will depend on, among other things: (1) our ability to continue to implement and improve operational, financial and management information systems on a timely basis and (2) our ability to expand, train, motivate and manage our work force.

Possible Future Acquisitions Could Impact Our Expected Results

As part of our future growth strategy, it is possible that we will acquire or make investments in companies, technologies, or professional services offerings. With respect to these acquisitions, we would face the difficulties of assimilating their personnel and operations with our present business, and the problems of retaining and motivating key personnel from acquired businesses. In addition, these acquisitions may disrupt ongoing operations, divert management from day-to-day business, and adversely impact our results of operations. Certainly, these types of transactions often result in charges to earnings for items such as amortization of goodwill.

Our Stock Price May be Volatile in the Future

The trading price of our common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as: (1) actual or anticipated fluctuations in our operating results, (2) new services, products or contracts offered by us or our competitors, (3) developments with respect to patents, copyrights and propriety rights, (4) conditions and trends in the e-commerce industry, (5) changes in financial estimates by securities analysts, (6) private placement transactions completed to raise needed capital and (7) general market conditions and other factors.

The public markets have from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies as a group but have been unrelated to the performance of particular companies. The market price of our common stock may be adversely affected by these broad market fluctuations as well as: (1) shortfalls in sales or earnings as compared with securities analysts' expectations, (2) changes in such analysts' recommendations or projections, and (3) general economic and market conditions.

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

Certain portions of this report contain forward-looking statements about the business, financial condition and prospects of EpicEdge. Our actual results could differ materially from those indicated by the forward-looking statements because of various risks and uncertainties including, without limitation, changes in demand for our products and services, changes in competition, economic conditions, interest rates fluctuations, changes in the capital markets, changes in tax and other laws and governmental rules and regulations applicable to our business, and other risks indicated in our filings with the Securities and Exchange Commission. These risks and uncertainties are beyond the ability of our control, and in many cases, we cannot predict all of the risks and uncertainties that could cause its actual results to differ materially from those indicated by the forward-looking statements. When used in this report, the words "believes," "estimates," "plans," "expects," "anticipates" and similar expressions as they relate to EpicEdge or its management are intended to identify forward-looking statements.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Stockholders on May 25, 2000 where the following proposals were adopted by the votes specified below:

(1) The following individuals were elected to the Company's Board of Directors for one year terms by the following vote:

Name                            For                          Withheld

Carl R. Rose                    17,381,274                   117
Charles H. Leaver, Jr.          17,381,272                   119
Jeffrey S. Sexton               17,381,274                   117
Bahram Nour-Omid                17,381,269                   122
John P. Streeten                17,381,274                   117
Nicholas L. Reding              17,381,274                   117
Brian J. Thompson               16,121,960                   0


(2) Deloitte & Touche LLP were elected to serve as the Company's independent auditors for the fiscal year ended December 31, 2000 by the following vote:

For                       Against                            Abstain

17,381,250                  35                                  106


(3) The proposal to amend the Company's Articles of Incorporation to establish blank check preferred stock with 5,000,000 shares reserves for issuance was approved by the following vote:

For                       Against                            Abstain

17,330,290                 945                               50,156


(4) The proposal to amend the Company's 1999 Stock Option Plan to increase the number of shares of common stock authorized to be issued under the Plan from 3,000,000 shares of common stock to 7,500,000 shares of common stock was approved by the following vote:

For                       Against                            Abstain

17,380,232                 846                                  313


(5) The proposal to establish an Employee Stock Purchase Plan was approved by the following vote:

For                       Against                            Abstain

17,380,451                 727                                  213

Item 5.  Other Information

In June 2000, the Company's Chairman and principal shareholder entered into a transaction with the Company's Chief Executive Officer and its President and Chief Operating Officer whereby the Chairman executed the private sale of 1,000,000 shares of the Company's common stock held by him to each of the two officers for a purchase price of $7.50 per share. The Company obtained an independent valuation of the unregistered shares related to this private sale that considered, among other things, two private placements by the Company of unregistered common stock, negotiations for other private placement offerings which were in process at the date of the valuation opinion, large block factors and illiquidity factors in determining the fair value of the shares sold. The independent valuation determined that the value of the shares sold were $7.50 per share. As such, the transaction had no effect on the Company's financial position or results of operations as the shares were sold at their estimated fair value.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

2.8 Agreement and Plan of Merger by and between the Company, EACQ, LLC and The Growth Strategy Group, Inc. (1)

2.9 Agreement and Plan of Merger by and between the Company and IPS Associates, Inc. (2)

27.1 Financial Data Schedule

---------------

     (1) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 15, 2000.

     (2) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 14, 2000.

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

A Current Report on Form 8-K was filed on March 15, 2000 reporting the acquisition of The Growth Strategies Group, Inc.

A Current Report on Form 8-K was filed on July 14, 2000 reporting the acquisition of IPS Associates, Inc.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.


Date:  August 18, 2000                                   By /s/  Paul Ruiz
                                                         -----------------------
                                                         Paul Ruiz
                                                         Chief Financial Officer