Form 10QSB
period 2000-09-30
EPICEDGE INC
filed 2000-11-21
CIK 313041

Form 10-QSB

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

The number of shares of common stock of the Registrant outstanding at November 7, 2000 was 29,505,222.


                                  EPICEDGE, INC.
                                   FORM 10-QSB
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

                                                                                                            Page No.
                                                                                                            --------
PART I         FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements (Unaudited)                                         1
                     Condensed Consolidated Balance Sheets
                     Condensed Consolidated Statements of Operations
                     Condensed Consolidated Statements of Cash Flows
                     Notes to Condensed Consolidated Financial Statements

Item 2.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                          9

PART II        OTHER INFORMATION

Item 2.        Changes in Securities and Use of Proceeds                                                      20

Item 3.        Defaults Upon Senior Securities                                                                21

Item 5.        Other Information                                                                              21

Item 6.        Exhibits and Reports on Form 8-K                                                               21


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                  EPICEDGE, INC.
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)


                                                                                September 30,           December 31,
                                                                                    2000                    1999
                                                                              -----------------      ------------------
ASSETS

Current Assets:
      Cash and cash equivalents                                                  $    3,245,275          $    1,517,065
      Trade receivable, less allowance for doubtful accounts of
         $294,334 and $37,000, respectively                                           6,804,914               4,551,736
      Unbilled revenue                                                                1,654,377                       -
      Inventory                                                                         410,610                  16,931
      Other current assets                                                              486,765                 230,686
                                                                              -----------------      ------------------
           Total current assets                                                      12,601,941               6,316,418

Property and equipment, net                                                           4,480,148                 485,261
Goodwill, net                                                                        50,942,404               8,508,128
Discontinued operations, net                                                                  -                 365,878
Restricted cash and other assets                                                      1,667,489                       -
                                                                              -----------------      ------------------
                                                                                 $   69,691,982          $   15,675,685
                                                                              =================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

      Revolving line of credit                                                   $    3,870,934           $   1,866,471
      Notes payable                                                                   3,649,904               1,375,000
      Accounts payable                                                                4,446,439               5,096,439
      Accrued expenses and other current liabilities                                  4,639,156               1,316,866
                                                                              -----------------      ------------------
           Total current liabilities                                                 16,606,433               9,654,776

Notes payable                                                                         4,373,958                       -
Other long term liabilities                                                               9,101                       -
                                                                              -----------------      ------------------
      Total liabilities                                                              20,989,492               9,654,776
                                                                              -----------------      ------------------

Shareholders' Equity:

Preferred stock, par value $0.01; 5,000,000 shares authorized;
  no shares issued and outstanding                                                            -                       -
Common stock, par value $0.01; 50,000,000 shares authorized;
   29,505,222 and 23,081,486 shares issued and
   outstanding, respectively                                                            295,052                 230,815
Additional paid-in capital                                                           85,676,847              12,353,567
Treasury stock                                                                         (372,946)                      -
Accumulated deficit                                                                 (27,371,249)             (6,563,473)
Unearned ESOP shares                                                                 (9,151,980)                      -
Unearned compensation                                                                  (373,234)                      -
                                                                              -----------------      ------------------
      Total shareholders' equity                                                     48,702,490               6,020,909
                                                                              -----------------      ------------------
                                                                                 $   69,691,982          $   15,675,685
                                                                              =================      ==================

                   The accompanying notes are in integral part
                    of these condensed consolidated financial
                                   statements.


                                                  EPICEDGE, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (Unaudited)

                                                         Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                     2000                 1999                2000                 1999
                                                ---------------      ---------------     ---------------      ---------------
REVENUES:
   Professional services                        $     8,054,290      $     1,454,703      $   14,453,477      $     2,189,009
   Technology integration                               369,823            3,408,185          12,252,780           17,045,606
                                                ---------------      ---------------     ---------------      ---------------
                                                      8,424,113            4,862,888          26,706,257           19,234,615
                                                ---------------      ---------------     ---------------      ---------------

COST OF REVENUES:

   Professional services                              4,593,225            1,100,191           8,425,942            1,661,390
   Technology integration                               659,163            3,125,838          10,741,966           15,335,812
                                                ---------------      ---------------     ---------------      ---------------
                                                      5,252,388            4,226,029          19,167,908           16,997,202
                                                ---------------      ---------------     ---------------      ---------------
       Gross margin                                   3,171,725              636,859           7,538,349            2,237,413
                                                ---------------      ---------------     ---------------      ---------------

OPERATING EXPENSES:

   Selling, general and administrative
     (excluding stock-based compensation and
     costs shown below)                               8,366,555            1,233,077          17,008,937            2,864,640
   Depreciation and amortization                      1,832,058              185,207           3,217,016              295,195
   Stock-based compensation and costs                   453,126                    -           7,398,760                    -
                                                ---------------      ---------------     ---------------      ---------------
                                                     10,651,739            1,418,284          27,624,713            3,159,835
                                                ---------------      ---------------     ---------------      ---------------

       Loss from operations                          (7,480,014)            (781,425)        (20,086,364)            (922,422)

   Interest and other income (expense), net            (369,347)             (21,525)           (355,534)              35,481
                                                ---------------      ---------------     ---------------      ---------------

   Loss from continuing operations before            (7,849,361)            (802,950)        (20,441,898)            (886,941)
      income taxes
   Benefit (provision) for income taxes                       -               (6,040)                  -               (5,000)
                                                ---------------      ---------------     ---------------      ---------------
   Net loss from continuing operations               (7,849,361)            (808,990)        (20,441,898)            (891,941)

   Income (loss) from discontinued operations          (383,885)             (60,448)           (365,878)            (106,926)
                                                ---------------      ---------------     ---------------      ---------------
   Net loss                                     $    (8,233,246)     $      (869,438)    $   (20,807,766)     $      (998,867)
                                                ===============      ===============     ===============      ===============


Basic and diluted loss per share:

   Continuing operations                        $         (0.29)     $         (0.01)    $         (0.79)     $         (0.04)
   Discontinued operations                                (0.01)                   -               (0.01)               (0.01)
                                                ---------------      ---------------     ---------------      ---------------
                                                $         (0.30)     $         (0.01)    $         (0.80)     $         (0.05)
                                                ===============      ===============     ===============      ===============

Basic and diluted weighted average shares
 outstanding                                         27,461,466           21,483,986          25,944,197           20,812,836
                                                ===============      ===============     ===============      ===============






                   The accompanying notes are an integral part
                    of these condensed consolidated financial
                                   statements.


                                                  EPICEDGE, INC.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    (Unaudited)

                                                                                      For the Nine Months Ended
                                                                                            September 30,
                                                                                    2000                    1999
                                                                              -----------------      ------------------
Cash flows from operating activities:
Net loss from continuing operations                                              $  (20,807,776)       $       (998,867)
Adjustments to reconcile net loss to net cash
   provided by (used in) in operating activities:
       Depreciation and amortization                                                  3,790,478                 295,195
       Provision for doubtful accounts                                                  285,152                       -
       Provision for excess and obsolete inventory                                      350,000                       -
       Stock-based compensation and costs                                             7,398,760                       -
       Changes in operating assets and liabilities, net of acquisitions:
           Accounts receivable                                                          526,089               1,157,953
           Unbilled receivables                                                      (1,654,377)                      -
           Inventory                                                                   (743,679)                (76,698)
           Prepaid expenses and other                                                   234,320                       -
           Accounts payable                                                          (1,097,128)             (1,365,425)
           Accrued expenses and other current liabilities                               336,617                (288,863)
           Other, net                                                                         -                (116,280)
                                                                              -----------------      ------------------
                  Net cash used in operating activities                             (11,381,544)             (1,392,985)
                                                                              -----------------      ------------------

Cash flows from investing activities:

Purchase of property and equipment                                                   (3,582,449)               (161,803)
Net cash used in business acquisitions                                               (3,110,702)               (420,342)
Increase in other assets                                                               (349,062)                      -
                                                                              -----------------      ------------------
                  Net cash used in investing activities                              (7,042,213)               (582,145)
                                                                              -----------------      ------------------

Cash flows from financing activities:

Net proceeds from notes payable                                                       6,315,529               1,131,492
Proceeds from revolving line of credit                                                  940,631                       -
Net proceeds from private placement of stock and warrants                            12,895,807                       -
                                                                              -----------------      ------------------
                  Net cash provided by financing activities                          20,151,968               1,131,492
                                                                              -----------------      ------------------

Net increase (decrease) in cash and cash equivalents                                  1,728,210                (843,638)

Cash and cash equivalents, beginning of period                                        1,517,065                 850,925
                                                                              -----------------      ------------------

Cash and cash equivalents, end of period                                        $     3,245,275      $            7,287
                                                                              =================      ==================



                   The accompanying notes are in integral part
                    of these condensed consolidated financial
                                   statements.

                                 EPICEDGE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-KSB/A. The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

     Certain amounts from the three and nine months ended September 30, 2000 have been reclassified to conform to the current year presentation.

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

     The acquisitions of Growth Strategy and IPS were accounted for under the purchase method of accounting and resulted in the Company recording goodwill of $39,712,863, subject to final purchase price adjustments, which will be amortized over a period of eight years. The selling shareholders may request registration rights for the shares received in the transactions under certain circumstances at the Company's expense.

     The results of operations of Growth Strategy and IPS have been included in the Company's financial statements commencing on April 1, 2000 and June 1, 2000, respectively, the effective dates of the transactions for accounting purposes. The unaudited pro forma consolidated results of operations for the current year up to September 30, 2000 as though the companies had combined at the beginning of the period being reported on are as follows:


    Revenues                                         $32,782,074

    Net loss from continuing operations              (21,481,081)

    Loss per share                                         (0.80)

    Weighted average shares outstanding               27,018,253

     In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. (Tumble), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500, and $325,000 in cash. The principal selling shareholder entered into an employment agreement with the Company. The agreement terminates in July 2003 and includes a non-compete provision for the term of the agreement and one year thereafter. The transaction was accounted for under the purchase method of accounting and resulted in the goodwill of $5,432,901, which will be amortized over a period of eight years. The results of operations of Tumble would not have a material affect on the pro forma financial information presented and therefore has been excluded from the pro forma financial information.

3.   Inventory

     The Company's inventory at September 30, 2000 and December 31, 1999 consists of hardware and software products related to the Company's value added reseller (VAR) operations that are being phased out. The Company recorded a reserve for potentially excess and obsolete inventory of $350,000 during the three months ended September 30, 2000, related to inventory held by the Company at September 30, 2000, as a result of the Company substantially transitioning out of this business.

4.   Earnings per share

     The Company reports earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share." Under SFAS No. 128, basic earnings per share is based on the weighted effect of all common shares issued and outstanding during the period and is calculated by dividing net income available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options and warrants of approximately 2,945,000 and 2,568,000 for the three and nine months ended September 30, 2000 and approximately 332,000 and 148,000 for the three and nine months ended September 30, 1999 were excluded from the calculation of loss per share for these periods because the effect of these shares would have been anti-dilutive.

5.   Financing Transactions

     In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private investors led by Edgewater Private
     Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. for $11.3 million ($5.00 per share). The transaction resulted in certain shareholder rights being granted to the investors including a right to request registration of the shares at the Company's expense. In August 2000, the investor group exercised its right to request registration of the shares. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants are exercisable for a period of three years from the date of issuance.

     In July 2000, the Company completed a $5.0 million convertible debt offering with certain private investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. The convertible debt bears annual interest of 9.5%. Principal and interest are due at maturity on December 30, 2000, if not converted earlier. The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which the Company raises at least $7.0 million. If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share. During the remainder of fiscal 2000, the Company will record a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," based on the quoted market price of the Company's common stock of $19.50 per share on the date of issuance. At September 30, 2000, the balance of the convertible note is $5,000,000 and is offset by a discount of $5,000,000 related to the beneficial conversion feature resulting in a net carrying amount of zero.

     In September 2000, the Company sold 2,000,000 shares of unregistered common stock to certain private equity investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P., for $2 million ($1.00 per share). The stock purchase agreement provides for two additional board members to be appointed by the investors. Such appointments were made in September and October 2000. The purchase agreement also requires the Company to immediately register the shares of common stock that were issued. The investors have agreed to a six month lock-up period which prevents them from selling the shares of common stock acquired in this transaction during the lock-up period.

6.   Other Stock Transactions

     In November 1999, the Company granted 190,000 unregistered shares of the Company's common stock to two of its board members as compensation for their participation on the Company's Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the quarter ended September 30, 2000. The Company records the value of the shares issued each quarter by multiplying the quoted market price of the stock on the issuance date times the number of shares issued for that period. The Company recorded stock-based compensation related to the shares issued of $414,635 and $1,891,093, respectively, for the three and nine months ended September 30, 2000. The Company has issued 95,000 shares to these board members during the nine months ended September 30, 2000.

     In March 2000, the Company issued warrants for the purchase of 40,000 shares of the Company's common stock to two advisory board members for services to be rendered from April 2000 to March 2002. The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant. One third of the warrants vest upon grant, and the remaining two-thirds vest in one half increments on the first and second anniversary of the grant date. The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,465, as unearned compensation on the date of grant. The Company is amortizing this amount as compensation expense over the consulting period, and will revalue the warrants over the consulting period. The Company revalued the warrants during the quarter ended September 30, 2000, and based on a lower stock price during the quarter, reduced the amount of the unearned compensation by $187,671. The Company recorded no stock-based compensation related to the warrants for the three months ended September 30, 2000 and $158,973 of stock-based compensation related to the warrants for the nine months ended September 30, 2000.

     In April 2000, the Company issued to its client's venture capital affiliate a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $22.00 per share. The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The Company determined the value of the warrant to be $4,843,195 based on the Black-Scholes model. The warrant was issued contemporaneously with the negotiation of a consulting agreement between the Company and the client, under which the Company could receive estimated fees totaling $3.1 million over the next three years. However, the agreement provides the client with the right of cancellation for convenience. Therefore, at June 30, 2000, there was no assurance that the client would continue to engage the Company under the agreement or would enter into any additional agreements in the future. Accordingly, the Company recorded the estimated value of the warrant as a stock-based compensation and costs charge of $4,843,195 during the three months ended June 30, 2000.

     In June 2000, the Company entered into a severance agreement with one of its employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options. As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the exercise date during the three months ended June 30, 2000 of $467,188 based on the difference between the exercise price and the quoted market price of the underlying stock. The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

7.   Certain Non-recurring Expenses

     During the quarter ended September 30, 2000, the Company also announced plans to move its headquarters from Houston, Texas to Austin, Texas during the fourth quarter ending December 31, 2000. The Company has recorded a charge totaling approximately $297,292, during the quarter ended September 30, 2000 related to severance and transition costs for affected employees.

     During the quarter ended September 30, 2000, the Company's Chief Executive Officer and Vice Chairman resigned his positions with the Company. As part of his resignation, this individual was given a separation package which includes the payment of one year's base salary in periodic installments over the ensuing year and the issuance of shares of the Company's common stock with a total value at the time of issuance of $450,000 only upon the successful completion of a secondary offering by the Company. The Company has recorded a severance expense during the quarter ended September 30, 2000 of $300,000 related to the separation agreement. An additional charge of $450,000 will be recorded by the Company in the period in which it becomes probable that the Company will complete a secondary offering.

     During the quarter ended September 30, 2000, the Company irrevocably transferred its investment in the remaining shares of Loch Energy to a designated trustee of Loch Exploration, Inc. Since the Company was unable to achieve its original plan of distributing these shares as registered stock to its chareholders who were former shareholders of Loch Exploration, Inc., the Company has recorded a write-off of $383,885 related to the disposal of the remaining assets of the discontinued operations related to Loch Energy during the quarter ended September 30, 2000.

     In October 2000, the Company announced a company-wide streamlining of its business operations. This initiative is expected to reduce future operating expenses through the elimination of 43 full-time positions, or 14% of the company's workforce. The Company expects to record a charge related to this activity during the fourth quarter ending December 31, 2000 of approximately $825,000.

8.   Subsequent Events

     The Company has two lines of credit totaling $6.0 million with two financial institutions. The Company may draw on the lines of credit based on a borrowing base which is 85% of eligible accounts receivable. Amounts outstanding under the lines of credit bear interest ranging from the prime rate plus 0.5% to the prime rate plus 2.5%. The lines of credit are secured by accounts receivables, inventory, investments and property and equipment. The outstanding balance on the lines of credit was $3,870,934 at September 30, 2000. No additional amounts were available at September 30, 2000 under the lines of credit. The Company also is the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by the Company (the "ESOP loan"). The ESOP loan bears annual interest at 8.02% and is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company. The outstanding balance of the ESOP loan at September 30, 2000 was $5,132,291. The Company is in technical default of its lines of credit and the ESOP loan and the creditors have asserted the default under the loan agreements. The financial institutions have agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2001 to allow the Company time to either replace the lines of credit with new creditors or repay the outstanding balances. There is no assurance that the Company will be able to replace the lines of credit with new creditors on terms acceptable to the Company or that the Company will be able to repay the outstanding balances. These uncertainties could have a material adverse affect on the Company.

     In November 2000, the Company's Chairman and principal shareholder provided a $1,000,000 line of credit to the Company in the form of a convertible note. The Company may draw upon the line of credit from time to time as needed. To date, the Company has drawn $900,000 on the line of credit. The convertible note is payable in November 2001, unless converted earlier at the Chairman's option. The note bears annual interest at the rate of 8%. The Chairman may convert the note into shares of the Company's common stock in connection with the next round of financing closed by the Company on the same terms as the next round of financing closed by the Company. The note is secured by a first lien position on all assets of the Company not already pledged to other creditors and a second lien position on all assets of the Company that are pledged to other creditors.

9.   New Accounting Pronouncements

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning the first quarter of fiscal year 2001. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

                                      * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, contained elsewhere in this Form 10-QSB.

         The Company was originally incorporated under the name Loch Exploration, Inc. in 1979 and historically engaged in the oil and gas business. The Company was an inactive SEC registrant with operations that had substantially ceased (a shell company with a listing on a public stock exchange) when in December 1998 the Company entered into a reverse merger with Design Automation Systems, Inc. The reverse merger was executed such that the Company was the surviving company but the shareholders of Design Automation Systems, Inc. acquired a controlling interest in the combined company. As such, the operations of Design Automation Systems, Inc. were the on-going operations of the combined company after the combination and the remaining operations of Loch Exploration, Inc. (which became Loch Energy, Inc.) were reflected as discontinued operations after the combination. Therefore, all financial information in this prospectus reflects the operations of Design Automation Systems, Inc.

         Design Automation Systems, Inc.'s historical operations were as a value-added reseller (VAR) and system integrator of hardware and software products. After the reverse merger, the new combined company, which was renamed EpicEdge, Inc. in March 2000, transformed its operations to primarily provide professional services. The Company now engages in the business of enabling clients to advance their competitive edge by transforming their internet vision into an effective e-business solution. The Company's professional services support customers through the phases of an e-business implementation including strategy development and creative services, information architecture and design, e-commerce application development, legacy system integration, project management and training, and site hosting services. The Company offers flexible consulting and technology solutions that address emerging needs and help clients to focus on performance improvement through measurement and assessment. The Company substantially completed the transition of its operations to a professional services company in the second quarter of 2000 and the Company expects substantially all of its future revenues to be derived from delivering professional services to its clients.

         The Company's ability to successfully provide professional services to its clients is dependent upon its ability to obtain the necessary skills, resources and capabilities required to render such professional services. As a result, the Company completed a series of strategic acquisitions to acquire the skills, resources and capabilities necessary to create a professional service offering that would enable it to provide the appropriate professional services to support customers through all phases of an e-business implementation. The acquisitions that the Company completed are as follows:



Acquisition Date         Company Name           Service Capability         Nature of Acquisition           Consideration Paid

March 1999        COAD Solutions, Inc.      e-business consulting     We acquired all of the issued      600,000 shares of
                  ("COAD")                  and ERP implementation    and outstanding shares of COAD     unregistered common stock
                                            services                                                     and $200,000 in cash

May 1999          Dynamic Professional      ERP implementation and    We acquired all of the issued      524,000 shares of
                  Services, Inc.            public sector consulting  and outstanding shares of          unregistered common stock
                  ("Dynamic")               services                  Dynamic                            and $200,000 in cash

July 1999         Connected Software        e-business consulting     We acquired all of the issued      300,000 shares of
                  Solutions LLC             and trainaing services    and outstanding shares of          unregistered common stock
                  ("Connected")                                       Connected                          and $300,000 in cash

November 1999     Net Information Systems,  e-business  development   We acquired all of the assets      350,000 shares of
                  Inc. ("Net Information")  and consulting services   of Net Information                 unregistered common stock,
                                                                                                         $180,000 in cash, and a
                                                                                                         $50,000 note payable

March 2000        The Growth Strategy,      e-marketing and strategy  We acquired all of the issued      277,000 shares of
                  Inc. ("Growth             consulting services       and outstanding shares of          unregistered common stock
                  Strategy")                                          Growth Strategy                    and $375,000 in cash

June 2000         IPS Associates, Inc.      Project management and    We acquired all of the issued      1,472,585 shares of
                  ("IPS")                   corporate development     and outstanding shares of IPS      unregistered common stock,
                                            anda training services                                       $3,000,000 in cash, and
                                                                                                         conversion of  outstanding
                                                                                                         IPS stock options to
                                                                                                         purchase 1,082,060 shares
                                                                                                         of IPS stock

July 2000         Tumble Interactive        Creative and design       We acquired all of the assets      250,000 shares of
                  Media, Inc. ("Tumble")    services                  of Tumble                          unregistered common stock
                                                                                                         and  $325,000 in cash



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

         The acquisitions of Growth Strategy and IPS were accounted for under the purchase method of accounting and resulted in the Company recording goodwill of $40,248,229, subject to final purchase price allocations, which will be amortized over a period of eight years. The selling shareholders may request registration rights for the shares received in the transactions under certain circumstances at the Company's expense.

         The results of operations of Growth Strategy and IPS have been included in the Company's financial statements commencing on April 1, 2000 and June 1, 2000, respectively, the effective dates of the transactions for accounting purposes. The unaudited pro forma consolidated results of operations for the current year up to September 30, 2000 as though the companies had combined at the beginning of the period being reported on are as follows:


    Revenues                                   $32,782,074

    Net loss from continuing operations        (21,481,081)

    Loss per share                                   (0.80)

    Weighted average shares outstanding         27,018,253

         In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. (Tumble), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500, and $325,000 in cash. The principal selling shareholder entered into an employment agreement with the Company. The agreement terminates in July 2003 and includes a non-compete provision for the term of the agreement and one year thereafter. The transaction was accounted for under the purchase method of accounting and resulted in the goodwill of $5,432,901, which will be amortized over a period of eight years. The results of operations of Tumble would not have a material affect on the pro forma financial information presented and therefore has been excluded from the pro forma financial information.


RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
                                                                2000       1999         2000        1999
                                                            ----------------------- ------------------------
Revenues                                                        100%       100%         100%        100%
Cost of revenues                                                 62%        87%          72%         88%
                                                            ----------------------- ------------------------
    Gross margin                                                 38%        13%          28%         12%
                                                            ----------------------- ------------------------

Operating expenses:
    Selling, general and administrative                          99%        25%          63%         15%
    Depreciation and amortization                                22%         4%          12%          2%
    Stock-based compensation and costs                            5%         0%          28%          0%
                                                            ----------------------- ------------------------
                                                                126%        29%         103%         17%
                                                            ----------------------- ------------------------

         Loss from operations                                   -88%       -16%         -75%         -5%

    Interest and other income (expense), net                     -4%         0%          -1%          0%
                                                            ----------------------- ------------------------

    Loss from continuing operations before income taxes         -92%       -16%         -76%         -5%

    Benefit (provision) for income taxes                          0%         0%           0%          0%
                                                            ----------------------- ------------------------
    Net loss from continuing operations                         -92%       -16%         -76%         -5%

    Income (loss) from discontinued operations                   -5%        -1%          -1%         -1%
                                                            ----------------------- ------------------------
    Net loss                                                    -97%       -17%         -77%         -6%
                                                            ======================= ========================


REVENUES

Professional Services Revenues

         Total revenues increased 71% from $4.9 million to $8.4 million for the three months ended September 30, 1999 and 2000, respectively. Total revenues increased 39% from $19.2 million to $26.7 million for the nine months ended September 30, 1999 and 2000, respectively.

         Professional service revenues increased 440% from $1.5 million for the three months ended September 30, 1999 to $8.1 million for the three months ended September 30, 2000, representing 31% and 96% of total revenues in the respective periods. Professional service revenues increased 559% from $2.2 million for the nine months ended September 30, 1999 to $14.5 million for the nine months ended September 30, 2000, representing 11% and 54% of total revenues in the respective periods.

         Total revenues and professional services revenues increased from the three and nine months ended September 30, 1999 to the three and nine months ended September 30, 2000 as a result of the completion of several acquisitions of professional services businesses during the nine months ended September 30, 2000 which resulted in increased revenues generated from the Company's professional services business as the Company executes its business strategy of migrating from a value-added reseller (VAR) of hardware and software to a professional services company. The Company has substantially completed this migration in the second quarter of fiscal 2000 and expects substantially all of its future revenues to be derived from professional services. As a result, the Company expects total revenues to decline from the fourth quarter of fiscal 1999 to the fourth quarter of fiscal 2000.

Technology Integration Revenues

         Technology integration revenues decreased 88% from $3.4 million for the three months ended September 30, 1999 to $0.4 million for the three months ended September 30, 2000, representing 69% and 4% of total revenues in the respective periods. Technology integration revenues decreased 28% from $17.0 million for the nine months ended September 30, 1999 to $12.3 million for the nine months ended September 30, 2000, representing 89% and 46% of total revenues in the respective periods. The nine month trend in technology integration revenues is reflective of the Company's strategy to migrate from a value-added reseller
(VAR) of hardware and software to a professional services company which has resulted in the phasing out of its VAR operations. The Company does not expect to generate substantial additional revenues from its VAR business in the fourth quarter of fiscal 2000.

COST OF REVENUES

         Total cost of revenues increased 26% from $4.2 million for the three months ended September 30, 1999 to $5.3 million for the three months ended September 30, 2000. Total cost of revenues increased 13% from $17.0 million for the nine months ended September 30, 1999 to $19.2 million for the six months ended September 30, 2000.

Cost of Professional Service Revenues

         Cost of professional service revenues consists primarily of salaries and employee costs for personnel dedicated to client projects, sub-contractor costs related to client projects, and direct expenses incurred to complete projects that were not reimbursed by clients. Cost of professional service revenues increased 318% from $1.1 million for the three months ended September 30, 1999 to $4.6 million for the three months ended September 30, 2000, representing 22% and 55% of total revenues in the respective periods. Cost of professional service revenues increased 394% from $1.7 million for the nine months ended September 30, 1999 to $8.4 million for the nine months ended September 30, 2000, representing 9% and 32% of total revenues in the respective periods. The increases are the result of the Company being engaged on larger and more numerous client projects during the three and nine months ended September 30, 2000 in comparison with the same periods in fiscal 1999.

         The gross margin on professional service revenues was 43% and 42%, respectively, for the three and nine months ended September 30, 2000 and was 24% for the three and nine months ended September 30, 1999.

Cost of Technology Integration Revenues

         Cost of technology integration revenues consists primarily of hardware and software costs associated with product sales. Cost of technology integration revenues decreased 77% from $3.1 million for the three months ended September 30, 1999 to $0.7 million for the three months ended September 30, 2000, representing 63% and 8% of total revenues in the respective periods. Cost of technology integration revenues decreased 30% from $15.3 million for the nine months ended September 30, 1999 to $10.7 million for the nine months ended September 30, 2000, representing 80% and 40% of total revenues in the respective periods. The changes in the cost of technology integration revenues are the result of related increases or decreases in product sales. Additionally, the Company recorded a reserve for potentially excess and obsolete inventory during the three months ended September 30, 2000 of $350,000 as the Company has substantially transitioned out of the hardware and software VAR business. The gross margin on technology integration revenues was 8% and (78)% for the three months ended September 30, 1999 and 2000, respectively. The technology integration margin was 10% and 12% for the nine months ended September 30, 1999 and 2000, respectively.

OPERATING EXPENSES

Selling, General and Administrative

         Selling, general and administrative expenses (SG&A) increased 600% from $1.2 million for the three months ended September 30, 1999 to $8.4 million for the three months ended September 30, 2000, representing 25% and 99% of total revenues in the respective periods. SG&A expenses increased 486% from $2.9 million for the nine months ended September 30, 1999 to $17.0 million for the nine months ended September 30, 2000, representing 15% and 63% of total revenues in the respective periods. The increase in SG&A expenses reflects the acquisition of certain businesses which brought additional SG&A expenses to the Company and an increase in staffing and related expenses to support the growth in the business. The Company also recorded a provision for doubtful accounts of $285,152 during the three months ended September 30, 2000, related primarily to accounts receivable associated with the former hardware and software VAR business.

Depreciation and Amortization

         Depreciation and amortization increased 800% from $0.2 million for the three months ended September 30, 1999 to $1.8 million for the three months ended September 30, 2000, representing 4% and 22% of total revenues in the respective periods. Depreciation and amortization increased 967% from $0.3 million for the nine months ended September 30, 1999 to $3.2 million for the nine months ended September 30, 2000, representing 2% and 12% of total revenues in the respective periods. Depreciation and amortization increased during the three and nine months ended September 30, 2000 as a result of amortization of goodwill recorded in connection with the acquisition of certain businesses. Amortization of goodwill and unearned ESOP share deferral at September 30, 2000 will be approximately $2.0 million per quarter in future quarters.

Stock-based Compensation and Costs

         Stock-based compensation and costs was $0.5 million and $7.4 million for the three and nine months ended September 30, 2000, representing 5% and 28% of total revenues in the respective periods. No stock-based compensation was recorded during the three and nine months ended September 30, 1999. The stock-based compensation charges during the three and nine months ended September 30, 2000 were based on certain transactions as follows:

         In November 1999, the Company granted 190,000 unregistered shares of the Company's common stock to two of its board members as compensation for their participation on the Company's Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the quarter ended September 30, 2000. The Company records the value of the shares issued each quarter by multiplying the quoted market price of the stock on the issuance date times the number of shares issued for that period. The Company recorded stock-based compensation related to the shares issued of $130,625 and $1,607,083, respectively, for the three and nine months ended September 30, 2000. The Company has issued 95,000 shares to these board members during the nine months ended September 30, 2000.

         In March 2000, the Company issued warrants for the purchase of 40,000 shares of the Company's common stock to two advisory board members for services to be rendered from April 2000 to March 2002. The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant. One third of the warrants vest upon grant, and the remaining two-thirds vest in one half increments on the first and second anniversary of the grant date. The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,465, as unearned compensation on the date of grant. The Company is amortizing this amount as compensation expense over the consulting period, and will revalue the warrants over the consulting period. The Company revalued the warrants during the quarter ended September 30, 2000, and based on a lower stock price during the quarter, reduced the amount of the unearned compensation by $187,671. The Company recorded no stock-based compensation related to the warrants for the three months ended September 30, 2000 and $158,973 of stock-based compensation related to the warrants for the nine months ended September 30, 2000.

         In April 2000, the Company issued to its client's venture capital affiliate a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $22.00 per share. The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The Company determined the value of the warrant to be $4,843,195 based on the Black-Scholes model. The warrant was issued contemporaneously with the negotiation of a consulting agreement between the Company and the client, under which the Company could receive estimated fees totaling $3.1 million over the next three years. However, the agreement provides the client with the right of cancellation for convenience. Therefore, at June 30, 2000, there was no assurance that the client would continue to engage the Company under the agreement or would enter into any additional agreements in the future. Accordingly, the Company recorded the estimated value of the warrant as a stock-based compensation and costs charge of $4,843,195 during the three months ended June 30, 2000.

         In June 2000, the Company entered into a severance agreement with one of its employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options. As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the exercise date during the three months ended June 30, 2000 of $467,188 based on the difference between the exercise price and the quoted market price of the underlying stock. The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

Certain Non-recurring Expenses

         During the quarter ended September 30, 2000, the Company also announced plans to move its headquarters from Houston, Texas to Austin, Texas during the fourth quarter ending December 31, 2000. The Company has recorded a charge totaling $297,292 during the quarter ended September 30, 2000 related to severance and transition costs for affected employees.

         During the quarter ended September 30, 2000, the Company's Chief Executive Officer and Vice Chairman resigned his positions with the Company. As part of his resignation, this individual was given a separation package which includes the payment of one year's base salary in periodic installments over the ensuing year and the issuance of shares of the Company's common stock with a total value at the time of issuance of $450,000 only upon the successful completion of a secondary offering by the Company. The Company has recorded a severance expense during the quarter ended September 30, 2000 of $300,000 related to the separation agreement. An additional charge of $450,000 will be recorded by the Company in the period in which it becomes probable that the Company will complete a secondary offering.

         In October 2000, the Company announced a company-wide streamlining of its business operations. This initiative is expected to reduce future operating expenses through the elimination of 43 full-time positions, or 14% of the company's workforce. The Company expects to record a charge related to this activity during the fourth quarter ending December 31, 2000 of approximately $825,000. As such, the Company expects SG&A expenses to increase during the fourth quarter of fiscal 2000 as a result of the reduction in workforce.

LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company's primary sources of liquidity were cash and cash equivalents of $3,245,275, and net accounts receivable of $6,804,914. The Company also relies on amounts available under lines of credit totaling $6,000,000 with two financial institutions. There were no amounts available under the lines of credit at September 30, 2000.

         Net cash used in operating activities was $11,381,544 for the nine months ended September 30, 2000 and is the result of the net loss incurred during the period in addition to increases in unbilled receivables and inventories and a decrease in accounts payable, partially offset by decreases in accounts receivables and increases in accrued expenses. Net cash used in operations was $1,239,589 for the nine months ended September 30, 1999 and is primarily the result of the net loss for the period and decreases in accounts payable and accrued expenses, partially offset by a decrease in accounts receivable.

         Net cash used in investing activities was $7,042,213 for the nine months ended September 30, 2000 and is the result of net purchases of property and equipment as well as cash used to acquire certain businesses. Net cash used in investing activities was $735,541 for the nine months ended September 30, 1999 and is the result of net purchases of property and equipment as well as cash used to acquire certain businesses

         Net cash provided by financing activities was $20,151,968 for the nine months ended September 30, 2000 and reflects the sale of the Company's common stock to a group of private equity investors netting approximately $12,900,000 to the Company, the completion of a $5,000,000 convertible debt offering and net borrowings under the line of credit of $940,631. Net cash provided by financing activities was $1,131,492 for the nine months ended September 30, 1999 and reflects net borrowings under the Company's revolving line of credit.

         In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private equity investors for $11.3 million ($5.00 per share). The transaction resulted in certain shareholder rights being granted to the investors including a right to request registration of the shares at the Company's expense. In August 2000, the investor group exercised its right to request registration of the shares. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $395,000 and the issuance of 22,000 shares of the Company's common stock.

         In July 2000,  the Company  completed a $5.0 million  convertible  debt offering with certain private investors. The convertible debt bears annual interest of 9.5%. Principal and interest are due at maturity on December 30, 2000, if not converted earlier. The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which the Company raises at least $7.0 million. If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share. During the remainder of fiscal 2000, the Company will record a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," based on the quoted market of the Company's common stock of $19.50 per share price on the date of issuance.

         In September 2000, the Company sold 2,000,000 shares of unregistered common stock to certain private equity investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P., for $2 million. The stock purchase agreement provides for two additional board members to be appointed by the investors. Such appointments were made in September and October 2000. The purchase agreement also requires the Company to immediately register the shares of common stock that were issued. The investors have agreed to a six month lock-up period which prevents them from selling the shares of common stock acquired in this transaction during the lock-up period.

         During the quarter ended September 30, 2000, the Company irrevocably transferred its investment in the remaining shares of Loch Energy to a designated trustee of Loch Exploration, Inc. Since the Company was unable to achieve its original plan of distributing these shares as registered stock to its shareholders who were former shareholders of Loch Exploration, Inc., the Company has recorded a write-off of $383,885 related to the disposal of the remaining assets of the discontinued operations related to Loch Energy during the quarter ended September 30, 2000.

         The Company has two lines of credit totaling $6.0 million with two financial institutions. The Company may draw on the lines of credit based on a borrowing base which is 85% of eligible accounts receivable. Amounts outstanding under the lines of credit bear interest ranging from the prime rate plus 0.5% to the prime rate plus 2.5%. The lines of credit are secured by accounts receivables, inventory, investments and property and equipment. The outstanding balance on the lines of credit was $3,870,934. No additional amounts were available at September 30, 2000 under the lines of credit. The Company also is the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by the Company (the "ESOP loan"). The ESOP loan bears annual interest at 8.02% and is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company. The outstanding balance of the ESOP loan at September 30, 2000 was $5,132,291. The Company is in technical default of its lines of credit and the ESOP loan and the creditors have asserted the default under the loan agreements. The financial institutions have agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2000 to allow the Company time to either replace the lines of credit with new creditors or repay the outstanding balances. There is no assurance that the Company will be able to replace the lines of credit with new creditors on terms acceptable to the Company or that the Company will be able to repay the outstanding balances. These uncertainties could have a material adverse affect on the Company.

         In November 2000, the Company's Chairman and principal shareholder provided a $1,000,000 line of credit to the Company in the form of a convertible note. The Company may draw upon the line of credit from time to time as needed. To date, the Company has drawn $900,000 on the line of credit. The convertible note is payable in November 2001, unless converted earlier at the Chairman's option. The note bears annual interest at the rate of 8%. The Chairman may convert the note into shares of the Company's common stock in connection with the next round of financing closed by the Company on the same terms as the next round of financing closed by the Company. The note is secured by a first lien position on all assets of the Company not already pledged to other creditors and a second lien position on all assets of the Company that are pledged to other creditors.

         At September 30, 2000, the Company had negative working capital of $4,229,077. Additionally, the Company has completed several acquisitions that may place an additional strain on the Company's cash resources as the operations of the acquired businesses are integrated with the Company's operations. Furthermore, the Company will require additional cash to meet its short- and long-term liquidity requirements and to execute its current business plan. Management is currently in the process of raising additional financing to meet planned working capital requirements. In the event that the Company is unable to obtain additional financing on terms that are acceptable to the Company, then the Company will have to modify its business plan to reduce future cash outflows to enable it to meet its liquidity requirements for the remainder of the current fiscal year. There is no assurance that the Company will be able to successfully obtain the additional financing required to execute its current business plan or that the Company will be able to modify its business plan sufficiently to reduce future cash outflows to a level that would enable it to meet its liquidity requirements for the remainder of the current fiscal year. These uncertainties could have a material adverse affect on the Company's future operations.

         The Company currently has term sheets from several different investors for different financings. The form and amounts of the investments vary; however, all of the financings involve significant dilution to current shareholders. The Company is evaluating the alternative financing options and expects to reach a decision during the fourth quarter of fiscal 2000. The Company expects that closing one or more of these financings will provide the working capital necessary to enable it to continue to implement its business plan in the near term. There can be no assurance that the Company will be able to close any of the proposed financings. These uncertainties could have a material adverse affect on the Company's ability to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 beginning the first quarter of fiscal year 2001. The Company does not expect the adoption of this standard to have a material impact on the Company's financial position or results of operations.

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

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

We Are Currently in Default of Senior Debt Securities

         The Company has two lines of credit totaling $6 million with two financial institutions. The lines of credit are secured by accounts receivables, inventory, investments and property and equipment. The outstanding balance on the lines of credit was $3,870,934 at September 30, 2000. No additional amounts were available at September 30, 2000 under the lines of credit. The Company also is the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by the Company (the "ESOP loan"). The ESOP loan is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company. The outstanding balance of the ESOP loan at September 30, 2000 was $5,132,291. The Company is in technical default of its lines of credit and the ESOP loan and the creditors have asserted the default under the loan agreements. The financial institutions have agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2000 to allow the Company time to either replace the lines of credit with new creditors or repay the outstanding balances. There is no assurance that the Company will be able to rreplace the lines of credit with new creditors on terms acceptable to the Company or that the Company will be able to repay the outstanding balances. These uncertainties could have a material adverse affect on the Company.

We Need to Raise Additional Capital, Which May Not Be Available.

         We must raise additional funds to continue to operate, and it is uncertain that we will be able to obtain additional financing on favorable terms or at all. Additionally, we have experienced a sharp decline in our stock price and as a result, any financing equity transaction will likely be highly dilutive to existing shareholders. If we cannot raise additional capital on acceptable terms, we will not be able to implement our current operating plan or continue to operate in our existing form. Issuance of debt may require us to agree to restrictive covenants which could hamper our business and operations. These uncertainties could have a material adverse affect on the Company.

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

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

         The report contains "forward-looking statements" within the meaning of section 27(a) of the Securities Act of 1933 and section 21(e) of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and The Private Securities Litigation Reform Aact of 1995. These forward-looking statements relate to expected reductions in the company's operating expenses, to expected increases in the company's revenues and earnings before non-cash and interest expenses, and to the company's ability to continue providing a complete range of services. These forward-looking statements are based on management's current views and assumptions and are not guarantees of future performanace. Actual results may vary materially from those set out in the forward-looking statements. Furthermore, such statements are subject to risks and uncertainties, including the following: the company's ability to raise additional capital to continue operations, the continued development of the internet as a means for commerce; unauthorized access or computer viruses affecting the company's information systems; the company's ability to keep pace with rapidly changing technologies; general economic conditions; the company's ability to successfully manage its growth and to integrate acquired businesses; increased competition from competitors with greater financial and other resources; the company's ability to attract and retain qualified employees; the company's dependence on principal clients and the effects of governmental regulation, all as more fully described in our SEC filings. The foregoing important factors should not be construed as exhaustive. The Company undertakes no obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c)      Sale of Unregistered Securities

               In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private investors led by Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. for $11.3 million ($5.00 per share). The transaction resulted in certain shareholder rights being granted to the investors including a right to request registration of the shares at the Company's expense. In August 2000, the investor group exercised its right to request registration of the shares. In connection with the transaction, the Company paid a commission to an individual who facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants are exercisable for a period of three years from the date of issuance.

               In July 2000, the Company completed a $5.0 million convertible debt offering with certain private investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. The convertible debt bears annual interest of 9.5%. Principal and interest are due at maturity on December 30, 2000, if not converted earlier. The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which the Company raises at least $7.0 million. If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share. During the remainder of fiscal 2000, the Company will record a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios." At September 30, 2000, the balance of the convertible note is $5,000,000 and is offset by a discount of $5,000,000 related to the beneficial conversion feature resulting in a net carrying amount of zero.

               In  September   2000,  the  Company  sold  2,000,000   shares  of
         unregistered common stock to certain private equity investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P., for $2 million ($1.00 per share). The stock purchase agreement provides for two additional board members to be appointed by the investors. Such appointments were made in September and October 2000. The purchase agreement also requires the Company to immediately register the shares of common stock that were issued. The investors have agreed to a six month lock-up period which prevents them from selling the shares of common stock acquired in this transaction during the lock-up period.

                  None of the securities sold by the Company in the transactions described above were registered under federal securities laws upon reliance under Rule 144A. The net proceeds from the sales of the securities were used for the consummation of certain business combinations and for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

         The Company has two lines of credit totaling $6 million with two financial institutions. The Company may draw on the lines of credit based on a borrowing base which is 85% of eligible accounts receivable. Amounts outstanding under the lines of credit bear interest ranging from the prime rate plus 0.5% to the prime rate plus 2.5%. The lines of credit are secured by accounts receivables, inventory, investments and property and equipment. The outstanding balance on the lines of credit was $3,870,934. No additional amounts were available at September 30, 2000 under the lines of credit. The Company also is the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by the Company (the "ESOP loan"). The ESOP loan bears annual interest at 8.02% and is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company. The outstanding balance of the ESOP loan at September 30, 2000 was $5,132,291. The Company is in technical default of its lines of credit and the ESOP loan and the creditors have asserted the default under the loan agreements. The financial institutions have agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2000 to allow the Company time to either replace the lines of credit with new creditors or repay the outstanding balances. There is no assurance that the Company will be able to replace the lines of credit with new creditors on terms acceptable to the Company or that the Company will be able to repay the outstanding balances. These uncertainties could have a material adverse affect on the Company.

Item 5.  Other Information

         In June 2000, the Company's Chairman and principal shareholder entered into a transaction with the Company's Chief Executive Officer and its President and Chief Operating Officer whereby the Chairman executed the private sale of 1,000,000 shares of the Company's common stock held by him to each of the two officers for a purchase price of $7.50 per share. The Company obtained an independent valuation of the unregistered shares related to this private sale that considered, among other things, two private placements by the Company of unregistered common stock, negotiations for other private placement offerings which were in process at the date of the valuation opinion, large block factors and illiquidity factors in determining the fair value of the shares sold. The independent valuation determined that the value of the shares sold were $7.50 per share. As such, the transaction had no effect on the Company's financial position or results of operations as the shares were sold at estimated fair value.

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibits:

    2.11 Asset Purchase Agreement among the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger
    10.27      Convertible Bridge Loan Agreement
    10.28      Jeffrey Sexton Employment Agreement
    10.29 Warrant Purchase Agreement between the Company and FINOVA Capital Corporation
    10.30      FINOVA Warrant
    27.1       Financial Data Schedule

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

A Current Report on Form 8-K was filed on March 15, 2000, and amended by the Company's Current Report on Form 8-K/A dated May 15, 2000, reporting the acquisition of The Growth Strategies Group, Inc.

A Current Report on Form 8-K was filed on July 14, 2000, and amended by the Company's Current Report on Form 8-K/A dated September 13, 2000, reporting the acquisition of IPS Associates, Inc.

A Current Report on Form 8-K was filed on October 16, 2000 reporting the sale of a $2,000,000 of unregistered common stock, the appointment of a new Board member, the resignation of the Company's Chief Executive Officer and Vice Chairman, and the appointment of Jenkens & Gilchrist P.C. as the Company's general counsel.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.


Date:  November 20, 2000                        By /s/  Paul Ruiz
                                                   -----------------------------
                                                   Paul Ruiz
                                                   Chief Financial Officer