Form 10KSB
period 2000-12-31
EPICEDGE INC
filed 2001-07-23
CIK 313041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[OR]

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission File Number:  0-9129

EPICEDGE, INC.
Formerly Known as Design Automation Systems, Inc.
(Exact name of registrant as specified in our charter)

TEXAS	75-1657943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5508 Hwy. 290 West, Suite 300 Austin, Texas 78735
(Address of principal executive offices)

(512) 261-3346
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $.01 per share

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

             Registrant’s revenues for the year ended December 31, 2000 were $32,730,000.

             The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sales price as quoted by the American Stock Exchange on July 19, 2001 was $2,209,299.  As of July 19, 2001, the registrant had 28,665,459 shares of common stock outstanding.

Documents Incorporated By Reference:

             None.

PART I

Special Note Regarding Forward-Looking Information

             This annual report contains forward-looking statements.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

             In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or the negative of these terms or other comparable terminology.  These statements are only predictions.  Actual events or results may differ materially.

             Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements.  We are under no duty to update any of the forward- looking statements after the date of this report to conform our prior statements to actual results.

ITEM 1.            BUSINESS

General

             EpicEdge, Inc. is a publicly held Texas corporation listed on the American Stock Exchange under the symbol “EDG.”  We were originally incorporated under the name Loch Exploration, Inc. in June 1979.  In April 1989, Loch Exploration filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989.  In December 1998, Loch Exploration, Inc. transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of Loch Energy, Inc. common stock, whereby Loch Energy became a subsidiary of Loch Exploration.  In January 1999, Loch Exploration acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of common stock.    In April 1999, Design Automation was merged into Loch Exploration, and Loch Exploration changed its name to Design Automation Systems Incorporated.  In March 2000, we changed our name to EpicEdge, Inc.  During the quarter ended September 30, 2000, we irrevocably transferred our investment in the remaining shares of Loch Energy to a designated trustee of Design Automation Systems, Inc.

             In 2000, we engaged in the business of enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom web application development of object oriented Internet applications, and strategic marketing.  Unix systems integration was also a major line of business in 2000, providing hardware and integration services on platforms such as, SUN, IBM, and Hewlett Packard.  Our services currently include assisting clients in dealing with issues during the entire software development life cycle of their projects, including the following: strategic planning, business process evaluation, integrated marketing and communications, brand structure and design, system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology.  We provide solutions to complex information technology problems focusing on enabling our clients to take advantage of the evolving Internet technologies.  Our methodology includes the ‘concept to completion’ approach that provides customers maximum return on their software investment and lower total cost of ownership.  This methodology encapsulates a holistic approach to technology that is driven by an organizations business needs.  The majority of our revenues are associated with providing project management, consulting services, and software implementation to state and local governments, including the States of Texas, Washington, Tennessee, and Montana.

             We believe our strengths are technical expertise, marketplace relationships, vendor alliances, customer service orientation, strong consulting methodology, and ability to hire and retain skilled professionals.

Recent Financings

             In November and December 2000, we issued a total of $2.4 million in convertible notes to three of our investors, Carl Rose, Bahram Nour-Omid, and Fleck T.I.M.E. Fund, L.P. (collectively the "Lenders"). These notes are convertible at the Lenders' option at $0.50 per share. Carl Rose and two officers of the Fleck T.I.M.E Fund, L.P. - Uri Landesman and Bruce Quackenbush - are members of our Board of Directors. At the time of the note issuance, Bahram Nour-Omid was also a director. The interest rate for the notes is 8% per annum and the maturity date is December 31, 2001. The note agreement provided that the Lenders could require repayment of the notes upon the closing of the sale of IPS Associates, Inc., our former subsidiary but must do so within 30 days of the sale.  However, they made no such demand. In connection with the convertible notes, the Lenders were issued five-year warrants to purchase an aggregate 5,000,000 shares of our common stock at $.01 per share. The effect of the warrants that were issued in conjunction with the notes is a recording of a discount of $2.4 million. The result was a net carrying amount on the notes of zero. This discount will be amortized into expense over the life of the notes beginning in December 2000. With respect to the shares underlying the warrants and the shares to be issued upon conversion of the convertible notes, the Lenders were each granted one demand registration right at any time after June 1, 2001.

             On June 21, 2001, we executed a Promissory Note (“Note”) with some of our existing shareholders with an initial funding of $800,000.  This Note, once fully funded, will be for no less than $2,000,000.  This Note is for a term of one (1) year and has a stated interest rate of 8%.  This Note has an ultimate right to convert the outstanding balance, plus any accrued interest thereon, into shares of Cumulative 8% Series A Convertible Preferred Stock (“Preferred Stock”) at a conversion price equal to $0.25 per share (“Original Purchase Price”).  In the event of any liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to receive an amount equal to three (3) times the Original Purchase Price along with all accrued but unpaid dividends.  These shares of Preferred Stock are further convertible, at the option of the holder thereof, at any time, into shares of Common Stock (“Common Conversion”).  The original Common Conversion price will be the Original Purchase Price of the Preferred Stock.

Business Strategy

             We have successfully transformed ourselves from a pure systems integrator into a leading edge project-based professional services firm specializing in enterprise software and Internet technologies.  This was accomplished via an aggressive acquisition strategy of ‘best-of-breed’ consulting firms.  This acquisition process was completed in fiscal year 2000. Although significant difficulties were experienced in integrating these acquisitions as more fully discussed elsewhere in this Form 10-KSB, we believe that the net effect of these acquisitions has culminated in a world-class organization with an experienced and dedicated management team, and a reputation for customer satisfaction and superior professional consulting staff.  We have also scaled back our infrastructure, sales and marketing, and operations to align us for profitability in the coming years.  Management intends to carry out the following strategies.

Increasing Revenues.

             A key component of our strategy is to successfully execute on the current contracts of our existing business lines.  We intend to continue to deliver excellent results on current engagements.  Our goal is to grow internally, through replacing or renewing completed engagements and expanding the scope of current contracts.  We will continue to leverage our significant government ERP and custom Web application development customers.  In addition, we will leverage our core competencies to find and win new long term engagements in the verticals where we have a strong market presence, specifically, state and local governments, utilities, and technology companies.

             Expense Reduction and Achieving Operational Efficiencies.

             We intend to continue our cost reduction strategy, which include reduction in sales and marketing, administration, and creative design operations.  We also intend to increase the gross margins of our business lines through cost reductions and efficient hiring.  All cost reductions are intended to bring expenses in line with the execution of current contracts, and to achieve profitability in the near future.

Recent Mergers and Acquisitions and Goodwill Impairment Losses

             In March 1999, we acquired all of the issued and outstanding stock of COAD Solutions, Inc. ("COAD"), an information technology consulting firm, in exchange for (1) 600,000 shares of our common stock valued at $2,625,000; (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date. Goodwill of $3,000,000 was recorded related to this transaction. Accumulated amortization of $664,000 had been recorded related to this goodwill through December 31, 2000.

             In May 1999, we acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC ("Dynamic"), an information technology consulting firm, in exchange for (1) 524,000 shares of our common stock valued at $2,695,600; (2) $200,000 cash, payable $100,000 at closing and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on June 1, 2000, the closing price for our common stock for the prior 15 business days was less than $5.15 per share in an amount equal to 5,340 shares for each $0.01 below $5.15. No additional consideration was paid during 2000. Goodwill of $2,732,000 was recorded related to this acquisition.  Accumulated amortization of $536,000 had been recorded related to this goodwill through December 31, 2000.

             In July 1999, we acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. ("Connected"), an electronic–business consulting and training firm, in exchange for (1) 300,000 shares of our common stock valued at $1,545,000; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on August 1, 2000, the closing price for our common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 3,000 shares for each $0.01 below $5.15. No additional consideration was paid in 2000. Goodwill of $1,800,000 was recorded related to this acquisition. Accumulated amortization of $324,000 had been recorded related to this goodwill through December 31, 2000.

             In November 1999, we acquired substantially all of the assets of NET Information Systems, Inc. ("NET"), an e–Business solutions provider, in exchange for (1) 350,000 shares of our common stock valued at $1,093,750; (2) $180,000 cash; (3) a one–year promissory note in the amount of $50,000 payable quarterly, with the first payment due 90 days after closing; and (4) the assumption of Net's Wells Fargo debt not to exceed $220,000. Goodwill of $1,500,000 was recorded related to this acquisition. Accumulated amortization of $207,000 had been recorded related to this goodwill through December 31, 2000.

             In March 2000, we acquired all the outstanding common shares of The Growth Strategy Group, Inc. ("Growth Strategy"), an e–Marketing and strategy-consulting firm, for 277,000 unregistered shares of our common stock valued at $6,076,800 and $375,000 in cash. Goodwill of $6,100,000 was recorded related to this acquisition, accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000,

             In June 2000, we acquired all of the issued and outstanding stock of IPS Associates, Inc. ("IPS"), a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of our common stock, options to purchase 1,082,060 shares of our common stock and the assumption of net liabilities of $2,940,000. The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000. We also assumed an employee stock ownership plan ("ESOP") from IPS and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP. We recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP but not yet committed to be released by the ESOP's trustee. This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released. In connection with the assumption of the ESOP, we assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000.  The note is secured by the accounts receivable, investments, and property and equipment of IPS. Goodwill of $34,240,000 was recorded related to this acquisition. Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000.  In connection with the purchase transaction, we paid a commission to an organization that facilitated the execution of the transaction of $300,000 in cash and issued 25,065 unregistered shares of our common stock valued at $576,000 and recorded as part of the cost of the IPS acquisition.  As discussed more fully under Recent Disposition below, IPS was sold effective January 1, 2001, at a substantial loss.

             In July 2000, we acquired substantially all of the assets of Tumble Interactive Media, Inc. ("Tumble"), a creative and design firm, for 250,000 unregistered shares of our common stock valued at $4,937,500, and $325,000 in cash. Goodwill of $5,300,000 was recorded related to this acquisition. Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000.

             All of these acquisitions were accounted for under purchase accounting, with the resulting goodwill being amortized over eight years. The operations of each acquired entity are included in our consolidated operations from their respective acquisition date.

             In view of the sale of IPS effective January 1, 2001, at a substantial loss, management has concluded that goodwill related to IPS as of December 31, 2000, is impaired and should be written down to the amount recoverable in the sale of $7,643,000; accordingly, $24,040,000 was written off. Management has also concluded that the entire remaining goodwill related to the Tumble and Growth acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, are impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related COAD, Dynamic, Connected and Net. The total of these goodwill impairment write–offs of $36,440,000 is reported as an operating expense in 2000.

Recent Disposition

             Effective January 1, 2001 with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation and to the IPS Associates, Inc. Stock Ownership Plan. The consideration for the sale was: (1) the return of an aggregate 750,346 shares of our common stock, (2) $5,700,000 in cash, and (3) the transfer of the IPS employee stock ownership plan (ESOP) along with the note payable to a financial institution for the ESOP financing. The Stock Purchase Agreement provides that 143,323 shares of the 750,346 shares of our common stock be held in escrow until the earlier of: (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing. In the event that the net equity, revenues or net earnings of IPS differs by more than $500,000 from the financial statements disclosed in the Agreement, Red & Blue shall have the right to set-off the difference against the shares held in escrow at a value based upon the closing price of our common stock on the day before the set-off. In the event of a set-off, we agreed to immediately register the set-off shares. Based on the audited financial results of IPS, no such set-off occurred and no claim for a set-off has been made by the acquirer.  The sale of IPS resulted in write-offs of goodwill and deferred compensation with a non-cash charge to income of approximately $24 million in the fourth quarter ended December 31, 2000. IPS was included in the results of our operations since its acquisition in June 2000. The disposition of IPS has been deemed "significant"; accordingly, pro forma results of operations for the second, third and fourth quarters, respectively in 2000, as though the disposition occurred in June 2000, are summarized later.

Customers, Products and Services

             Our customer base encompasses public sector clients, small- and mid-size companies and Fortune 1,000 companies. They are geographically located in the Continental United States, primarily in Texas, Missouri, Tennessee, and Washington. While our customers span various industries, we have seen most of our success in state and local government, utilities, and technology companies.

             We provide services in two core areas of competency:  Enterprise Software Consulting and Implementation, and E-Business Strategy and Solutions.  Our business strategy is to combine the elements of market-leading products and highly skilled technical personnel to deliver comprehensive information technology solutions within these core competencies, to both new and existing customers.  We believe this single-source solution reduces risk, increases realized productivity, reduces consulting engagement duration, and ensures tight alignment with the client’s overall business goals.

Enterprise Software Consulting and Implementation.

             We are a total solution provider managing all aspects of our customers’ enterprise applications, specifically implementation, ongoing support, and outsourcing.  We are a Certified Consulting Services Provider with PeopleSoft, Inc.  We also provide business process consulting, allowing the customer to automate and streamline business operations focusing on Human Relations and Financial systems.  We offer expertise in the following: professional services for implementation; business process consulting; integration with the Internet; data conversion and analysis; fit/gap analysis; production support and outsourcing for entire financial and human resource systems.  We specialize in large-scale government projects utilizing our proven ‘concept to completion’ implementation methodology.  This helps our customers streamline business processes and gain efficiencies throughout the organization thus maximizing their return on investment with the software.

E-Business Strategy and Solutions.

             We provide consulting services that help companies visualize the Internet as an integrated part of their operations and provide the planning framework for the critical building and managing phases of the engagement. We also design and build systems that become the infrastructure for Internet-based management of information and transactions.  We believe this is the most crucial part of client engagements.  With technology changing rapidly, we believe it is imperative that we maintain personnel who have thorough and deep knowledge of existing and emerging technologies and have the ability to train our customers in these technologies.    We implement total project solutions for custom web applications that are mission critical to our customers.  We employ a multidisciplinary approach utilizing cutting edge technologies, including IBM, SUN, and Microsoft. We offer expertise in the following:  assessing viability and fit of latest proven technologies; architecture and network-systems design; application development; integration with legacy systems; integration with intranet, extranet, and Internet applications; and training in these technologies.

Competition

             The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms, other package technology vendors, and our clients' own internal information systems groups. Some of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. Other of our competitors have experienced serious financial difficulties in recent months, which may result in those companies much more aggressively pursuing business opportunities and reducing their pricing substantially to obtain those opportunities.  Increased competition may result in price reductions, fewer client projects, underutilization of our personnel, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition.

Personnel

             As of June 30, 2001, we employed 112 persons, of whom 29 were engaged in providing our e-solution services and training, 65 were Enterprise Resource Planning consultants, and 18 were engaged in finance, administration, marketing and management functions.  None of our employees is covered by a collective bargaining agreement.  There is increasing competition for experienced technical professionals.  We consider relations with our employees to be good.

Intellectual Property Rights

             We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights.  We enter into confidentiality agreements with certain of our employees; generally require that our consultants and clients enter into such agreements; and limit access to and distribution of our proprietary information.  There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.  In February 2000, we applied for the trademark and trade name of EpicEdge, Inc.; however, there can be no assurance that this trademark and trade name will be granted.

ITEM 2.            PROPERTIES

             Our headquarters and principal administrative, accounting, selling and marketing operations are located in approximately 10,000 square feet of leased office space in Austin, Texas at a current monthly rate of approximately $15,222.  We also lease office space of approximately 3,600 square feet in St. Louis, Missouri; 11,725 square feet in Seattle, Washington; 1,080 square feet in Nashville, Tennessee; and 10,460 square feet in New York, New York.

ITEM 3.            LEGAL PROCEEDINGS

             We are, from time to time, a party to litigation arising in the normal course of business.  We do not believe that any of these actions, individually or in the aggregate, will have a material adverse affect on our financial position or results of operations.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.            MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             (a) Market Price of Common Stock

             Our common stock was previously quoted on the OTC Bulletin Board. On December 1, 1999, we began trading on the American Stock Exchange under the symbol “EDG.” The following table sets forth for the periods indicated the high and low sale prices for EpicEdge’s common stock.

	Bid Price
Fiscal Year2000	High	Low
1st Quarter	25.44	12.38
2nd Quarter	25.25	17.00
3rd Quarter	24.38	2.31
4th Quarter	2.81	.25

	Bid Price
Fiscal Year 1999	High	Low
1st Quarter	4.38	.38
2nd Quarter	4.44	1.94
3rd Quarter	3.63	2.00
4th Quarter	17.63	2.50

             On July 19, 2001, the last reported sale price of EpicEdge’s common stock was $0.28 per share.  As of July 19, 2001, there were approximately 3,186 holders of record of the common stock. On April 12, 2001, our stock was halted from trading by the AMEX.

             (b)        Recent Sales of Unregistered Securities

             As discussed earlier under Recent Financings, in November and December 2000, we issued a total of $2.4 million in convertible notes to three of our investors, and on June 21, 2001 we executed a Promissory Note with some existing shareholders.

ITEM 6.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

             The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto appearing elsewhere in this Form 10-KSB.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under Risk Factors and elsewhere in this Form 10-KSB.

             In 2000, we had two primary sources of revenue, technology integration and professional services.  However, during the year we successfully transitioned away from the technology integration business as a systems integrator and reseller of Unix systems providing hardware and integration services on platforms such as SUN, IBM, and Hewlett Packard.  The surviving source of revenue, professional services, which we believe has the most future profit potential, is in the business of enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom application development of open source, object oriented internet applications, and strategic marketing.

             Our services currently include assisting clients in dealing with issues during the entire software development life cycle of their projects, including the following: strategic planning, business process evaluation, integrated marketing and communications, brand structure and design, system architecture and design, product acquisition, application hosting, configuration and implementation, ongoing operational support, and evolutions in technology.  We provide solutions to complex information technology problems focusing on enabling our clients to take advantage of the evolving Internet economy.  The majority of our revenues were and are expected to be associated with providing project management, consulting services, and software implementation to state and local governments, including the States of Texas, Washington, Tennessee, and Montana.

Significant Accounting Policies

             Revenues were generated primarily from consulting, support and training services (“professional services”) and value-added reselling of hardware and software products (“technology integration”).

             Professional services revenues are recognized as the services are performed, primarily on a time–and–materials basis using the number of hours worked by consultants at agreed–upon rates per hour. Out–of–pocket expenses reimbursed by clients are included in professional services revenues, and the expenses incurred by us are included in cost of professional services revenues. We use the percentage–of–completion method to account for custom consulting contacts with revenues recognized as the work on the contract progresses and defined milestones are reached.

             Technology integration revenues are recognized upon receipt of an executed agreement and delivery of the products to the customer, if there are no significant remaining vendor obligations and collection of the receivable is probable.

             Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight–line method over the following estimated useful lives: computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, five years or the lease term if shorter.

             Goodwill represents the excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write–offs.  The remainder is amortized on a straight–line basis over eight years and is stated net of accumulated amortization.

             Stock Based Compensation arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25.  Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock–based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, we apply APB Opinion No. 25 to our stock–based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share.

New Accounting Standards

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

BUSINESS COMBINATIONS AND GOODWILL IMPAIRMENT LOSSES

             Our ability to successfully provide professional services to our clients is dependent upon our ability to obtain the necessary skills, resources and capabilities required to render such professional services. As a result, we completed a series of strategic acquisitions to acquire the skills, resources and capabilities necessary to create a professional service offering in line with our strategy.  In 2000, we completed the acquisitions of Growth Strategy, IPS, and Tumble, as described under Recent Mergers and Acquisitions and Goodwill Impairment Losses.

             All of these acquisitions were accounted for under the purchase method of accounting and resulted in our recording goodwill of $45,640,000, subject to final purchase price allocations, which was being amortized over a period of eight years.

             Effective January 1, 2001, with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation and to the IPS Associates, Inc. Stock Ownership Plan, as described under Recent Disposition.  In view of the sale of IPS effective January 1, 2001, at a substantial loss, management has concluded that goodwill related to IPS as of December 31, 2000, is impaired and should be written down to the amount recoverable in the sale of $7,643,000; accordingly, $24,040,000 was written off. Management has also concluded that the entire remaining goodwill related to the Tumble and Growth acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, are impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of  $5,434,000 related to COAD, Dynamic, Connected and Net. The total of these goodwill impairment write–offs of $36,440,000 is reported as an operating expense in 2000.

             The results of operations of Growth Strategy, IPS and Tumble have been included in our financial statements commencing on April 1, 2000, June 1, 2000, and July 1, 2000, respectively, the effective dates of the transactions for accounting purposes.  Although IPS was included in our accompanying actual results of operations since IPS's acquisition in June 2000, the disposition of IPS has been deemed "significant"; accordingly, pro-forma results of operations 2000 and 1999 listed below under the heading PRO-FORMA RESULTS exclude IPS.  The results of operations of Tumble would not have a material affect on the pro forma financial information presented and unless otherwise noted, has also been excluded from the pro forma financial information listed below under the heading PRO-FORMA RESULTS.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data for the period indicated:

	Year Ended December 31, 1999	Year Ended December 31, 2000
Revenues	$29,440,000	$32,730,000
Cost of Revenues	26,343,000	23,514,000
Gross Profit	3,097,000	9,216,000
Operating Expenses:
Selling, general and administrative	2,064,000	11,703,000
Compensation and benefits	2,764,000	11,980,000
Stock-based compensation and costs	3,549,000	8,942,000
Depreciation and Amortization	649,000	5,601,000
Goodwill and impairment losses	-	37,521,000
Loss from operations	(5,929,000)	(66,531,000)
Other Income (expense):
Debt discount amortization	-	(5,315,000)
Interest expense	(98,000)	(1,002,000)
Interest income	35,000	241,000
Other	54,000	3,000
Total other expense	(9,000)	(6,073,000)
Loss from continuing operations	(5,938,000)	(72,604,000)

Loss from discontinued operations	(430,000)	(366,000)
Net loss	$(6,368,000)	$(72,970,000)
Net loss per share – Basic and diluted:

Continuing operations	$(0.28)	$(2.73)
Discontinued operations	(0.02)	(0.01)
Total	$(0.30)	$(2.74)
Weighted average common shares used in per share computations - Basic and diluted	21,370,431	26,553,906

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 2000

ACTUAL RESULTS

REVENUES

             Total revenue increased $3.3 million or 11.2% from $29.4 million to $32.7 million for the year ended December 31, 1999 and 2000, respectively.  During 2000, we completed the transition of our operations to a professional services company and expects substantially all of our future revenues to be derived from delivery professional services to our clients.

Professional Services Revenues

             Professional services revenues increased $17.9 million or 453.9% from $4.0 million to $21.9 million for the year ended December 31, 1999 and 2000, respectively.  Approximately $9.8 million of this increase is due to IPS, which was sold in 2001 (see PRO-FORMA RESULTS below), and the remaining portion of this increase was a result of the other acquisitions of professional services businesses as we executed our business strategy of migrating from a value-added reseller (VAR) of hardware and software to a professional services company.  Professional services revenue represented 13.5% and 67.0% of total revenue for the year ended December 31, 1999 and 2000, respectively.

Technology Integration Revenues

             Technology integration revenue decreased $14.7 million or 57.7% from $25.5 million to $10.8 million for the year ended December 31, 1999 and 2000, respectively.  Technology integration revenues represented 86.5% and 33% of total revenues for the year ended December 31, 1999 and 2000, respectively.  This downward trend in technology integration revenues is reflective of our proactive strategy to phase out of our VAR operations.  We do not expect to generate substantial future revenues from our historical VAR business.

COST OF REVENUES AND GROSS PROFIT

             Total cost of revenues decreased $2.8 million or 10.7% from $26.3 million to $23.5 million for the year ended December 31, 1999 and 2000, respectively.

             Total gross profit increased $6.1 million or 197.6% from $3.1 million to $9.2 million for the year ended December 31, 1999 and 2000, respectively.  The total gross profit percentage was 10.5% and 28.2% for the year ended December 31, 1999 and 2000, respectively.

Cost of Professional Services

             Cost of professional services revenues consist primarily of salaries and employee cost for personnel dedicated to client projects, sub-contractor costs related to client projects, and direct expenses incurred to complete projects that were not reimbursed by clients.  Cost of professional services revenues increased $9.7 million or 319.8% from $3.0 million to $12.7 million for the year ended December 31, 1999 and 2000, respectively.  These increases are a result of the completion of several acquisitions of professional services businesses and our being engaged on larger and more numerous client projects during the year.

             Gross profit from professional services increased $8.3 million or 892.9% from $0.9 million to $9.2 million for the year ended December 31, 1999 and 2000, respectively.  The gross profit percentage from professional services was 23.4% and 41.9% for the year ended December 31, 1999 and 2000, respectively.  Approximately $5.9 million of this increase is due to IPS, which was sold in 2001 (see PRO-FORMA RESULTS below).

Cost of Technology Integration Revenues

             Cost of technology integration revenues consist primarily of hardware and software costs associated with product sales.  Cost of technology integration revenues decreased $12.5 million or 53.8% from $23.3 million to $10.8 million for the year ended December 31, 1999 and 2000, respectively.  The overall decrease is a result of our strategy to migrate away from our historical VAR operations.  The changes in the cost of technology integration revenues are a result of related increases or decreases in product sales.  Additionally, we recorded a reserve for potentially excess and obsolete inventory during 2000 of $700,000 as we have substantially transitioned out of the hardware and software VAR business.

             Gross profit from technology integration revenues decreased $2.0 million or 90.7% from $2.2 million to $0.2 million for the year ended December 31, 1999 and 2000, respectively.  The gross profit percentage from technology integration revenues was 8.5% and 1.9% for the year ended December 31, 1999 and 2000, respectively.

OPERATING EXPENSES

Selling, General and Administrative

             Selling, general and administrative expenses (SG&A) increased $9,639,000 or 467.0% from $2,064,000 to $11,703,000 for the year ended December 31, 1999 and 2000 respectively. These expenses represent 7.0% and 35.8% of total revenues in the respective periods.  The increase in SG&A expenses reflect the acquisition of certain businesses that brought additional SG&A expenses to us.  We also recorded a provision for doubtful accounts of $700,000 during the year ended December 31, 2000, related primarily to accounts receivable associated with the former hardware and software VAR business.  In addition to the sale of IPS, as more fully described under Recent Disposition, which represented approximately $2,000,000 or 20% of the total SG&A expenses, we have instituted an ongoing strict expense reduction and monitoring program which began in the fourth quarter of 2000.

Compensation and Benefits

             Compensation and benefit expenses increased $9,216,000 or 333.4% from $2,764,000 to $11,980,000 for the year ended December 31, 1999 and 2000, respectively.  These expenses represent 9.4% and 36.6% of total revenues in the respective periods.  The increase in compensation and benefit expenses reflect the acquisition of certain businesses along with planned increases in both selling and consulting personnel.  These planned additions to staff were in anticipation of staffing needs to support forecasted revenues.  These revenues have failed to materialize and as a result we have undergone two significant reductions in force in October 2000 and March 2001.  We have gone from a headcount of a high of 215 in 2000 to the current level of 112 in the entire organization.  The majority of these staff reductions were in redundant administrative support and virtually all salesmen.

Stock-based Compensation and Costs

             Stock-based compensation and costs was $3,549,000 and $8,942,000 for the year ended December 31, 1999 and 2000, respectively representing 12.1% and 27.3% of total revenues in the respective periods.

             During 1999, we granted 1,147,500 shares of common stock, valued at approximately $3,549,000 in exchange for consulting services from various consulting firms.

             The stock-based compensation charges during year ended December 31, 2000 were based on certain transactions as follows:

             In November 1999, we reserved 190,000 unregistered shares of our common stock to two of our board members as compensation for their participation on our Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the quarter ended September 30, 2000.  We record the value of the shares issued each quarter by multiplying the quoted market price of the stock on the issuance date times the number of shares issued for that period.  We recorded stock-based compensation related to the shares issued of $2,936,400 for 142,500 shares issued to these board members during the year ended December 31, 2000.

             In March 2000, we issued warrants for the purchase of 40,000 shares of our common stock to two advisory board members for services to be rendered from April 2000 to March 2002.  The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant.  One third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversary of the grant date.  We recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,000, as unearned compensation on the date of grant. We are amortizing this amount as compensation expense over the consulting period, and will revalue the warrants over the consulting period.  We revalued the warrants at December 31, 2000, and based on a lower stock price, it reduced the amount of the unearned compensation to zero.  As a result of the decrease in stock value over the period, we recorded no stock-based compensation related to the warrants during 2000.

             In April 2000, we issued to our client's venture capital affiliate a warrant to purchase 500,000 shares of our common stock at an exercise price of $22.00 per share.  The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date.  We determined the value of the warrant to be $4,843,000 based on the Black-Scholes model.  The warrant was issued contemporaneously with the negotiation of a consulting agreement between us and the client, under which we could receive estimated fees totaling $3.1 million over the next three years. However, the agreement provides the client with the right of cancellation for convenience. Therefore, at June 30, 2000 the end of the quarter in which these warrants were issued, there was no assurance that the client would continue to engage us under the agreement or would enter into any additional agreements in the future.  Accordingly, we recorded the estimated value of the warrant as a stock-based compensation and costs charge of $4,843,000 during the three months ended June 30, 2000.  The client cancelled the consulting agreement in January 2001.

             In June 2000, we entered into a severance agreement with one of our employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options.  As a result, we accounted for the stock options as variable options and recorded a stock-based compensation charge on the exercise date during the three months ended June 30, 2000 of $475,600 based on the difference between the exercise price and the quoted market price of the underlying stock.  We issued 22,353 shares of our common stock to the former employee as a result of the cashless exercise.

             In connection with the IPS acquisition in June 2000, we assumed an ESOP from IPS and issued 607,000 shares of common stock to the ESOP (“ESOP shares”).  On the date of acquisition, we recorded unearned compensation of $9,445,000 related to 493,220 ESOP shares issued, but not yet committed to be released by the ESOP trustee.  During the period from acquisition to December 31, 2000, a total of $466,000 in compensation expense was recorded for 43,949 ESOP shares committed to be released at an average share price of $10.60 per share.  ESOP shares not committed to be released are not considered to be outstanding and are excluded in earnings per share calculations.  As a result of the IPS sale (see Recent Disposition), the ESOP shares were returned to us in February 2001.

             In July 2000, we issued warrants for the purchase of 17,000 shares of our common stock to the management company that helped us locate our new corporate headquarters.  The warrants have an exercise price of $22.75 per share and are exercisable for five years from the date of grant.  One-third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversaries of the grant date.  We recorded the value of these warrants based on the Black-Scholes model, totaling $154,000, as an expense in the period the warrants were issued.

             In December 2000, we granted 400,000 options to an employee with a six (6) month vesting period.  These options had an exercise price of $0.125 per share and, accordingly, we recorded unearned compensation of $400,000 based upon the market price of the stock on the date of grant.  In December, we recorded $67,000 of amortization of the unearned compensation, and on January 4, 2001, the employee resigned his executive position with us; therefore, in January 2001, we reversed the remaining unearned compensation related to these options.  After resigning, this ex-employee exercised his vested portion of 66,668 options.

Depreciation and Amortization and Goodwill Impairment Losses

             Depreciation and amortization increased $4,952,000 or 763.0% from $649,000 to $5,601,000 for the year ended December 31, 1999 and 2000 respectively.  These expenses represent 2.2 % and 17.1% of total revenues in the respective periods.    Depreciation and amortization increased during the year ended December 30, 2000 as a result of amortization of goodwill recorded in connection with the acquisition of certain businesses.

             In view of the sale of IPS effective January 1, 2001, at a substantial loss, management has concluded that goodwill related to IPS as of December 31, 2000, is impaired and should be written down to the amount recoverable in the sale of $7,643,000; accordingly, $24,040,000 was written off. Management has also concluded that the entire remaining goodwill related to the Tumble and Growth acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, are impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of  $5,434,000 related to COAD, Dynamic, Connected and Net. The total of these goodwill impairment write–offs of $36,440,000 is reported as an operating expense in 2000.  Amortization of goodwill will be approximately $200,000 per quarter in future quarters.

Other Impairment Losses and Non-recurring Expenses

             In addition to the goodwill impairment losses, as more fully described in Recent Mergers and Acquisitions and Goodwill Impairment Losses discussed above, in October 2000, we moved our corporate headquarters from Houston, Texas, to Austin, Texas.  As a result of this move, several fixed assets were no longer of use to us and were considered impaired.  The net value of these impaired assets totaled approximately $277,000 and is included as an operating expense in goodwill and other impairment losses.  In December 2000, we abandoned our implementation of PeopleSoft software for our corporate headquarters.  We wrote off approximately $805,000 of capitalized costs associated with this project abandonment.  These costs are also included in goodwill and other impairment losses.

             Also, during the year ended December 31, 2000, our Chief Executive Officer and Vice Chairman resigned his positions with the Company.  As part of his resignation, this individual was given a separation package which includes the payment of one year's base salary in periodic installments over the ensuing year and the issuance of shares of our common stock with a total value at the time of issuance of $450,000 only upon the successful completion of a secondary offering by us.  We have recorded a severance expense during the year ended December 31, 2000 of $300,000 related to the separation agreement.  An additional charge of $450,000 will be recorded by us in the period in which it becomes probable that we will complete a secondary offering.

Debt Discount Amortization

             In July 2000, we completed a $5,000,000 convertible debt offering with certain private investors, who are stockholders.  The convertible debt bears annual interest in 9.5%.  Principal and interest was due at maturity on December 30, 2000.  The Company has reached an agreement on the extension of the maturity date of this convertible debt to August 1, 2002. The conversion terms are to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 will be assessed and payable in February 2002.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per-share price of a Qualified Financing consummated prior to the maturity date.  A Qualified Financing is defined as an equity financing in which we raise at least $7,000,000.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price $5.00 per share.  We recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt is due on demand, and the imputed discount was fully amortized to expense.

             In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of December 31, 2000, we had drawn $900,000 on the line of credit.  The Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the convertible note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount will be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $75,000 was recorded as interest expense through December 31, 2000.

             In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formally served on our Board of Directors.  The Convertible Notes are convertible at the lenders’ option at $.50 per share.  The Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the Convertible Notes within 30 days after the IPS sale; however, the lenders made no such a demand.  In connection with the Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Notes.  This discount will be amortized into interest expense over the life of the Convertible Notes.  Debt discount amortization of $125,000 was recorded as interest expense in December 2000.

DISCONTINUED OPERATIONS

             Effective January 1, 1999, Loch Exploration (“Loch”), a public company, acquired all of the stock of the Company in a “reverse merger,” whereby the Company is the acquirer for accounting purposes.  In connection with the acquisition, Loch exchanges shares of common stock with our stockholders.  The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction, and our equity interest in Loch’s net assets was recorded at Loch’s historical cost basis.  In 1999, Loch’s net assets were transferred to a subsidiary, Loch Energy, Inc. (“LEI”), and, as we intended to distribute the shares of LEI common stock owned by us to our stockholders during 2000, our equity interest in Loch’s net assets and operations was reported as discontinued operations.

             During the quarter ended September 30, 2000, we irrevocably transferred our investment in the remaining shares of LEI to a designated trustee of Loch.  Since we were unable to achieve our original plan of distributing these shares as registered stock to our shareholders who were former shareholders of Loch Exploration, Inc., we have recorded an additional write-off of $383,885 related to the disposal of the remaining assets of the discontinued operations related to Loch Energy as of December 31, 2000.

PRO-FORMA RESULTS

             The following information reflects the unaudited consolidated pro-forma statement of operations combining the historical results of operations of EpicEdge and the 1999 and 2000 acquisitions, discussed under the heading Recent Mergers and Acquisitions and Goodwill Impairment Losses (except for IPS, which was subsequently sold effective January 1, 2001, and for Tumble Interactive, which would not have a material effect, and therefore has been excluded from the pro-forma financial information), as if the acquisitions had occurred and the related common shares had been issued as of January 1, 1999, and as though the IPS acquisition and sale had occurred at that date (and, therefore, the IPS results and goodwill impairment loss are excluded).  Actual results may have materially differed from the results indicated in the unaudited consolidated pro forma financial information had the combinations actually occurred as of the beginning of the periods presented.  Additionally, the unaudited pro forma information should not be relied upon as being indicative of the future results of operations of the combined entity.

	(pro-forma unaudited) (in 000’s)
	1999		2000
Revenues:
Professional Services	$8,083	24.1%	$12,357	53.4%
Technology Integration	25,477	75.9	10,786	46.6
Total	33,560	100.0	23,143	100.0
Cost of Revenues:
Professional Services	5,967	73.8	9,001	72.9
Technology Integration	23,308	91.5	10,774	99.9
Total	29,275	87.2	19,775	85.4
Gross Profit:
Professional Services	2,116	26.2	3,356	27.2
Technology Integration	2,169	8.5	12	0.1
Total	4,285	12.8	3,368	14.6

Operating Expenses:
Selling, general and administrative	3,460	10.3	10,643	46.0
Compensation and Benefits	3,008	9.0	9,245	39.9
Stock-based compensation and costs	3,549	10.6	8,942	38.6
Depreciation and amortization	648	1.9	2,866	12.4
Goodwill and other impairment losses	-	-	13,481	58.3
Total	10,665	31.8	45,177	195.2

Operating loss	(6,380)	(19.0)	(41,809)	(180.6)

Other income (expense)	(9)	-	(5,722)	(24.7)
Loss from continuing operations	($6,389)	(19.0)%	($47,531)	(205.3)%

PRO-FORMA REVENUES

             The increase in pro-forma revenues from Professional Services of $4.3 million or 52.9% from $8.1 million to $12.4 million for the year ended December 31, 1999 and 2000, respectively, is due principally to the effects of the acquisition strategy and growth of this higher gross margin business.  This growth has come in the form of larger more long-term contracts in the public sector ERP practice group as well as expansion of the e-solutions practice.  In view of management’s plan to completely transition out of Technology Integration into Professional Services, for 2001, management is planning and expects to continue Professional Services growth at a similar rate; however, no assurances can be made that this historical rate of growth will continue.

PRO-FORMA COST OF REVENUES AND GROSS PROFIT

             Although the pro-forma cost of professional services increased $3.0 million or 50.0% from $6.0 million to $9.0 million for the year ended December 31, 1999 and 2000, respectively, the pro-forma cost of professional services as a percentage of the pro-forma professional services revenues decreased nearly 1%, from 73.8% to 72.9% for the year ended December 31, 1999 and 2000, respectively.  This decrease in pro-forma costs translates into a $1.2 million or 57.1% increase in pro-forma gross profit from professional services, from $2.1 million to $3.3 million for the year ended December 31, 1999 and 2000, respectively.  These increases in gross margin can be attributed to increasing average billing rates and stabilizing the cost of delivering services.  We also engaged larger more lucrative projects thus increasing incremental margins.

PRO-FORMA OPERATING EXPENSES

             The increase in pro-forma selling, general and administrative expenses, including compensation and benefits, of $13.4 million or 206.2% from $6.5 million to $19.9 million for the year ended December 31, 1999 and 2000, respectively, was due primarily to payroll and payroll related costs as well as redundant administrative costs.  The strategy in 2000 was to acquire complementary business practices to be able to provide current and potential clients the entire spectrum of e-services from planning and design to implementation and maintenance.  In anticipation of the execution of this strategy, we hired additional staff even beyond that which came to us through the acquired businesses.  These staff additions were made up of a sales force designed to capture new business and expand our scope of work in existing clients.  In addition, with the transition out of the VAR business, we had excess administration personnel.  Therefore, as we experienced the general economic downturn in our industry segment during 2000 and as we transitioned away from the low-margin VAR business, in October 2000 we reduced our workforce by 43 full-time positions, or 14% of our workforce at that time.  In the spring of 2001, a strategy and plan of execution was adopted to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy includes a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force.  However, because of the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

PRO-FORMA QUARTERLY RESULTS

             The following information reflects the unaudited consolidated pro-forma statement of operations of the historical consolidated results of operations of EpicEdge for the second, third, and fourth quarters of 2000 excluding IPS, which was acquired in June 2000 and subsequently sold effective January 1, 2001.  Actual results may have materially differed from the results indicated in the unaudited consolidated pro forma financial information below had the purchase, and subsequent sale, of IPS never occurred.  Additionally, the unaudited pro forma information should not be relied upon as being indicative of the future results of operations.

	2nd Quarter 2000 (pro-forma unaudited) (in 000’s - except per share data)
	Historical Consolidated	IPS	Pro-forma excluding IPS
Revenues	$11,493	$1,546	$9,947
Cost of revenues	8,376	580	7,796
Gross margin	3,117	966	2,151
Operating and other expenses	12,504	206	12,298
Income (loss) from continuing operations	$(9,387)	$760	$(10,147)
Net loss per share – basic and diluted	$(0.36)		$(0.40)
Weighted average common shares used in per share computations - basic and diluted	26,127,363		25,656,467

	3rd Quarter 2000 (pro-forma unaudited) (in 000’s - except per share data)
	Historical Consolidated	IPS	Pro-forma excluding IPS
Revenues	$8,424	$4,136	$4,288
Cost of revenues	5,252	1,278	3,974
Gross margin	3,172	2,858	314
Operating and other expenses	11,021	3,279	7,742
Income (loss) from continuing operations	$(7,849)	$(421)	$(7,428)
Net loss per share – basic and diluted	$(0.29)		$(0.27)
Weighted average common shares used in per share computations - basic and diluted	27,461,466		27,277,379

	4th Quarter 2000 (pro-forma unaudited) (in 000’s - except per share data)
	Historical Consolidated	IPS	Pro-forma excluding IPS
Revenues	$6,024	$3,905	$2,119
Cost of revenues	4,346	1,881	2,465
Gross margin (loss)	1,678	2,024	(346)
Operating and other expenses	53,841	27,436	26,405
Income (loss) from continuing operations	$(52,163)	$(25,412)	$(26,751)
Net loss per share – basic and diluted	$(1.80)		$(0.97)
Weighted average common shares used in per share computations - basic and diluted	29,026,114		27,553,527

             During the fourth quarter 2000, there were non-recurring operating expense charges recorded by the Company. As more fully described elsewhere in this Form 10-KSB, we wrote off $12,400,000 in goodwill (in addition to the IPS goodwill write off of $24,040,000), $5,200,000 of debt discount amortization, $805,000 from the abandoned internal PeopleSoft implementation, and $277,000 of asset impairments as a result of the moving of our corporate headquarters to Austin, Texas.  These non-recurring items total $18.7 million. Excluding these non-recurring items, the fourth quarter 2000 pro-forma operating and other expenses would have been $7.7 million.

LIQUIDITY AND CAPITAL RESOURCES

             As of December 31, 2000, our primary sources of liquidity were cash and cash equivalents of $1,435,000 and net accounts receivable of $5,345,000.  We also rely on amounts available under lines of credit totaling $3,434,000 with two financial institutions.  There were no additional amounts available under the lines of credit on December 31, 2000.

             We had three lines of credit totaling $6.5 million with three financial institutions.  We could draw on the lines of credit based on a borrowing base that is 85% of eligible accounts receivable. Amounts outstanding under the lines of credit bear interest ranging from the prime rate plus 0.5% to the prime rate plus 2.5%.  The lines of credit are secured by accounts receivables, inventory, investments and property and equipment. The outstanding balance on the lines of credit was $3,434,000.  No additional amounts were available at December 31, 2000 under the lines of credit.  We also were the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by us (the "ESOP loan").  The ESOP loan bears annual interest at 8.02% and is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company.  The outstanding balance of the ESOP loan at December 31, 2000 was $4,861,000.  We were in technical default of our lines of credit and the ESOP loan and the creditors have asserted the default under the loan agreements. The financial institutions agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2001 to allow us time to either replace the lines of credit with new creditors or repay the outstanding balances.  In February 2001, $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale (see Recent Disposition above); the remaining $1,159,000 and entire ESOP loan were assumed by the acquirer in the IPS sale transaction.

             Net cash used in operating activities was $13,597,700 for the year ended December 31, 2000 and is primarily the result of the net loss of $72,604,000 incurred during the period, after giving consideration to the affect of $57,379,000 in non-cash expenses, and an increase in accounts receivable and accounts payable, partially offset by decreases in prepaid and other assets and increases in accrued expenses.  Net cash used in operations was $82,000 for the year ended December 31, 1999 and is primarily the result of the net loss of $5,938,000 incurred during the period, after giving consideration to the affect of $4,198,000 in non-cash expenses, and an decrease in accounts receivable and accounts payable, partially offset by decreases in prepaid and other assets and accrued expenses.

             Net cash used in investing activities was $7,527,000 for the year ended December 31, 2000 and is the result of fixed asset acquisitions of $3,527,000 as well as cash used to acquire certain businesses of $4,000,000.  Net cash used in investing activities was $1,202,000 for the year ended December 31, 1999 and is the result of fixed asset acquisitions as well as cash used to acquire certain businesses.

             Net cash provided by financing activities was $21,042,700 for the year ended December 31, 2000 and reflects primarily the proceeds from issuance of common stock of $12,947,000 and debt of $8,493,700.  Net cash provided by financing activities was $1,950,000 for the year ended December 31, 1999 and reflects the net proceeds of the issuance debt.

             Warrants to purchase 25,000 common shares were granted in 1999 with a term loan.  The shares can be purchased any time prior to March 31, 2005, at an exercise price of $11.70 per warrant share.  A fair value of $115,000 was assigned to these warrants at the date of grant.

             In February 2000, we sold 2,260,000 unregistered shares of our common stock to a group of private equity investors for $11.3 million ($5.00 per share). The transaction resulted in certain shareholder rights being granted to the investors including a right to request registration of the shares at our expense.  In August 2000, the investor group exercised its right to request registration of the shares.  In connection with the transaction, we paid a commission to Aspen Finance Corporation that facilitated the execution of the transaction that consisted of a cash payment of $395,000 and the issuance of 22,000 shares of our common stock.

             In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

             In July 2000, we completed a $5.0 million convertible debt offering with certain private investors.  The convertible debt bears annual interest of 9.5%.  Principal and interest was due at maturity on December 31, 2000.  The Company has reached an agreement on the extension of the maturity date of this convertible debt to August 1, 2002. The conversion terms are to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 will be assessed and payable in February 2002.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which we raises at least $7.0 million.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  We recorded a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No.98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," based on the quoted market of our common stock of $19.50 per share price on the date of issuance.

             In September 2000, we sold 2,000,000 shares of unregistered common stock to certain private equity investors, as well as existing investors, for $2 million.  The stock purchase agreement provides for two additional board members to be appointed by the investors.  Such appointments were made in September and October 2000.  The purchase agreement also requires us to immediately register the shares of common stock that were issued.  The investors have agreed to a six-month lock-up period that prevents them from selling the shares of common stock acquired in this transaction during the lock-up period.

             In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of December 31, 2000, we had drawn $900,000 on the line of credit.  The Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the convertible note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount will be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $75,000 was recorded as interest expense through December 31, 2000.

             In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “Convertible Notes”), one of which currently serves on our Board of Directors and one of which formally served on our Board of Directors.  The Convertible Notes are convertible at the lenders’ option at $.50 per share.  The Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the Convertible Notes within 30 days after the IPS sale; however, the lenders made no such a demand.  In connection with the Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Notes.  This discount will be amortized into interest expense over the life of the Convertible Notes.

             At December 31, 2000, we had a working capital deficit of  $17,129,000.  Additionally, over the preceding two years we have completed several acquisitions that have placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations.  Furthermore, we will require additional cash to meet our short- and long-term liquidity requirements and to execute our current business plan.

RESTRUCTURING PLAN

             Effective January 1, 2001 with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS as discussed earlier. The consideration for the sale included $5,700,000 in cash.  These proceeds were used to pay off the secured debt of $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

             In February 2001, we hired a consulting group to assist in designing and executing a repayment plan with our unsecured creditors.  This plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate our return back to a cash flow positive position. To date we have received consents from unsecured creditors which total approximately $2.7 million.

             In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

             On June 21, 2001 we executed a Promissory Note (“Note”) with certain of our existing shareholders with an initial funding of $800,000.  This Note, once fully funded, will be for no less than $2,000,000.  This Note is for a term of one (1) year and has a stated interest rate of 8%.  This Note has an ultimate right to convert the outstanding balance, plus any accrued interest thereon, into shares of Cumulative 8% Series A Convertible Preferred Stock (“Preferred Stock”) at a conversion price equal to $0.25 per share (“Original Purchase Price”).  In the event of any liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to receive an amount equal to three (3) times the Original Purchase Price along with all accrued but unpaid dividends.  These shares of Preferred Stock are further convertible, at the option of the holder thereof, at any time, into shares of Common Stock (“Common Conversion”).  The original Common Conversion price will be the Original Purchase Price of the Preferred Stock.

             In July 2001, the Company reached an agreement related to the $5.0 million convertible debt offering dated July 2000 which extends the due date to August 1, 2002. The conversion terms are to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 will be assessed and payable in February 2002.

             In October 2000, we reduced our workforce by 43 full-time positions, or 14% of our workforce at that time.  In the spring of 2001, a strategy and plan of execution was adopted to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy includes a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force.  However, because of the eventual reductions in compensation and Benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

             Management expects that the execution of the unsecured creditor plan, the Promissory Note and the expected results from future operations will provide the working capital necessary to enable us to continue to implement our business plan through the remainder of 2001.  There can be no assurance that these events will provide the necessary working capital to fulfill our needs; therefore, additional reductions or additional sources of funds may be necessary in early 2002.  These uncertainties could have a material adverse affect on our ability to execute our current business plan.

CERTAIN FACTORS THAT MAY AFFECT OUR BUSINESS

Risk Factors

             The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-KSB or presented elsewhere by management from time to time.

             Our Clients May Cancel or Delay Spending on Business and Technology Initiatives because of the Current Economic Climate.

             Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and have begun to cancel or delay spending on business and technology consulting initiatives as a result.  Additionally, the severe financial difficulties that many start-up Internet companies have experienced have further reduced the perceived urgency by larger companies to begin or continue technology initiatives.  If large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

             Businesses May Decrease or Delay Their Use of Advanced Technologies as a Means for Conducting Commerce.

             Our future success depends heavily on the increased acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

•            inability to implement and sustain profitable business models using advanced technologies;

•            inadequate network infrastructure or bandwidth;

•            delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

•            delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

•            failure of companies to meet their customers' expectations in delivering goods and services using advanced technologies.

             Our Market is Highly Competitive and We May Not Be Able to Continue to Compete Effectively.

             The business and technology consulting market in which we operate includes a large number of companies and is highly competitive.  Our primary competitors are large accounting and consulting firms and systems consulting and implementation firms.  We compete to a lesser extent with specialized e-business consulting firms, strategy-consulting firms, other package technology vendors, and internal information systems groups. Furthermore, the competitive landscape is changing rapidly.  We compete for client engagements against companies with far larger revenues and numbers of consultants than we have.  These larger competitors may have the ability to offer a wider range of services and to deploy a large number of professionals.  Certain other consulting firms that we competed against during 1999 and 2000 have experienced financial difficulties.  These firms may attempt to win new business by offering large pricing concessions, which could impair our ability to compete for that business.  If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations could suffer.

             If Our Marketing Relationships with Software Vendors Deteriorate, We Would Lose Their Potential Client Referrals.

             We currently have marketing relationships with software vendors, including PeopleSoft, iPlanet, Siebel, and Sun Microsystems. Although we have historically received a number of business leads from these software vendors to implement their products, they are not required to refer business to us and they may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain clients may cause a reduction in our revenue growth.

             Our Business is Dependent on Our Ability to Keep Pace with the Latest Technological Changes.

             Our market and the enabling technologies used by our clients are characterized by rapid technological change.  Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results.  We expect to derive a substantial portion of our revenues from creating e-business systems that are based upon today’s leading technologies and that are capable of adapting to future technologies.  As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences.  There can be no assurance that we will be successful in addressing these developments on a timely basis or that if addressed we will be successful in the marketplace.  Our failure to address these developments could have a material adverse effect on our business, financial condition and results of operations.

             If We Do Not Attract and Retain Qualified Professional Staff, We May Not Be Able to Adequately Perform Our Client Engagements and Could Be Limited in Accepting New Client Engagements.

             Our business is labor intensive and our success will depend upon our ability to attract, retain, train and motivate highly skilled employees.  Although many specialized e-business and other business and technology companies have reduced their workforces or slowed their hiring efforts, and we reduced our workforce in October 2000 and March 2001, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting.  We may not be successful in attracting a sufficient number of these highly skilled employees in the future.  Additionally, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract.  Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

             The Price of Our Common Stock Is Subject to Significant Fluctuation.

             The trading price of our common stock could be subject to wide fluctuations in response to:

•            general economic or stock market conditions unrelated to our operating performance;

•            quarterly variations in operating results;

•            changes in earnings estimates by analysts;

•            any differences between reported results and analysts’ published or unpublished expectations;

•            announcements of new contracts or service offerings by us or our competitors; and

•            other events or factors.

             We Depend Heavily on Our Principal Clients.

             We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients.  In FY2000, five clients each accounted for more than 5% of our revenues.  The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year.  The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.  In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.

             We Have Significant Fixed Operating Costs and Our Operating Results Are Subject to Fluctuation.

             A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter.  As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter.

             An unanticipated termination of a major project, a client’s decision not to proceed to the subsequent stage of a project, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations.  Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.

             We Sometimes Enter into Fixed-Price Contracts.

             Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis.  Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.  We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts.  We recognize that we may experience similar situations in the future.  In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be too low and therefore adversely affects our profitability.

             Many of Our Contracts Can Be Cancelled with Limited Notice and Without Significant Penalty.

             Many of our contracts are terminable by the client following limited notice and without significant penalty. Such terminations could result in a loss of expected revenue and additional unreimbursed expenses for staff, which were allocated to that client’s project.  The cancellation or significant reduction in the scope of a large project could have a material adverse effect on our business, financial condition and results of operations.

             We Face Significant Competition in Markets that Are New, Intensely Competitive and Rapidly Changing.

             The markets for the services we provide are highly competitive.  We believe that we currently compete principally with strategy consulting firms, Internet and e-business professional services providers, software integration firms, application software vendors, and internal information systems groups.  Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do.  In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.  We believe that the principal competitive factors in our markets include:

•            Internet expertise and talent;

•            quality of service, price and speed of delivery;

•            ability to integrate strategy, technology and creative design services;

•            vertical industry knowledge; and

•            project management capability.

             We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

•            the ability of our competitors to hire, retain and motivate their senior staff;

•            the development by others of Internet solutions or software that is competitive with our products and services; and

•            the extent of our competitors’ responsiveness to client needs.

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

             Increasing Government Regulation Could Affect Our Business.

             We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce.  Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of these laws and regulations.  Any such legislation or regulation could dampen the growth of the Internet and decrease our acceptance as a communications and commercial medium.  If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel.  This decrease in the demand for our services would seriously harm our business and operating results.

             Our Business Could be Adversely Affected if We Are Unable to Protect Our Proprietary Technology.

             Our success depends, in part, upon our proprietary methodologies and other intellectual property rights.  We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyright and trademark laws to protect our proprietary rights.  We enter into confidentiality agreements with our employees; generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information.  There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.  In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended.  A successful claim against us could have material adverse affect on our business, financial condition and results of operations.

             We May Not Have the Right to Resell or Reuse Applications Developed for Specific Clients.

             A portion of our business involves the development of Internet and software applications for specific client engagements.  Ownership of such software is the subject of negotiation and is frequently assigned to the client, although we may retain a license for certain uses.  Issues relating to the ownership of and rights to use software applications can be complicated and there can be no assurances that disputes will not arise that affect our ability to resell or reuse such applications.  Any limitation on our ability to resell or reuse an application could require us to incur additional expenses to develop new applications for future projects.

             We are Dependent on a Number of Key Personnel.

             Our success will depend in large part upon the continued services of a number of key employees, including our CEO, key consultants and practice leaders.  The loss of the services of any of these individuals or of one or more of our other key personnel could have a material adverse effect on us.  In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations.  In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

             We May Need to Raise Additional Capital, Which May Not Be Available.

             Although we have recently received $800,000 of initial funding under a Promissory Note which is agreed to be no less than $2,000,000 and will not exceed $3,000,000, (see Recent Financings), we may need to raise additional funds to continue to operate beyond 2001, and it is uncertain that we will be able to obtain additional financing on favorable terms or at all. Additionally, we have experienced a sharp decline in our stock price and as a result, any financing equity transaction will likely be highly dilutive to existing shareholders.  If we cannot raise additional capital on acceptable terms, we will not be able to implement our current operating plan or continue to operate in our existing form.  Issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations.  These uncertainties could have a material adverse affect on us.

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

             Our Common Stock May be Delisted from The American Stock Exchange. If it is Delisted, the Market Price of the Common Stock Could Decline Potentially to Zero and You Could Lose Your Investment.

             We have received a letter from The American Stock Exchange (“AMEX”) that due to the information contained in our most recent filings with the SEC and Press Releases that they are reviewing our continued listing eligibility. We met with AMEX in February and reviewed our plans and expectations with them.  However, as a result of our delay in filing this Form 10-KSB and the first quarter 10-Q, they have suspended the trading of our stock on the AMEX.  They will re-evaluate our trading status once they have reviewed these items.

             However, AMEX may decide to delist our common stock at an earlier time based upon our financial condition. Although we intend to take steps to maintain our listing, we can give no assurances that our securities will not be delisted from trading by AMEX.  If we lose our AMEX listing status, our common stock would most likely trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. In that event, trading in shares of our common stock would likely decrease substantially or cease altogether, and the market price of the common stock would likely decline further, potentially to zero.

             Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

             The report contains "forward-looking statements" within the meaning of section 27(a) of the Securities Act of 1933 and section 21(e) of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and The Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to expected reductions in our operating expenses, to expected increases in our revenues and earnings before non-cash and interest expenses, and to our ability to continue providing a complete range of services.  These forward-looking statements are based on management's current views and assumptions and are not guarantees of future performance.  Actual results may vary materially from those set out in the forward-looking statements.  Furthermore, such statements are subject to risks and uncertainties, including the following: our ability to raise additional capital to continue operations, the continued development of the internet as a means for commerce; unauthorized access or computer viruses affecting our information systems; our ability to keep pace with rapidly changing technologies; general economic conditions; our ability to successfully manage our growth and to integrate acquired businesses; increased competition from competitors  with  greater financial and other resources; our ability to attract and retain qualified employees; our dependence on principal clients and the effects of governmental regulation, all as more fully described in our SEC  filings.  The foregoing important factors should not be construed as exhaustive.  We undertake no obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7.            FINANCIAL STATEMENTS

             The information required by this item is found within this Form 10-KSB.

ITEM 8.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

PART III

ITEM 9.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Carl R. Rose	46	Chairman
Uri Landesman	39	Director
Bruce Quackenbush	46	Director
Richard Carter	32	Director and CEO
Tom Scheifler	38	Director and Executive Vice President of ERP, Commercial
Peter Davis	42	Executive Vice President of eSolutions
Rob Cohan	31	Executive Vice President, Enterprise Solutions Development
Mark Slosberg	44	Vice President of eBusiness Solutions

             Carl R. Rose    has served as our Chairman since December 1998 and served as our Chief Executive Officer from January 1999 until February 2000.  Mr. Rose founded Design Automation Systems, Inc., a privately held Texas company (“DASI”), in 1985 and served as our Chairman from its inception until April 1999.  From inception until January 1999, Mr. Rose served as president of DASI.  From January 1999 until April 1999, Mr. Rose served as Chief Executive Officer of DASI.

             Uri Landesman has served on our Board since August 2000.  Mr. Landesman has been Co-Chief Investment Officer for Aaron Fleck & Associates and the Fleck T.I.M.E. Fund since May 1999.  From 1993 to 1999 he held various positions at J.P. Morgan including Lead Portfolio Manager and a member of the research staff.

             Bruce Quackenbush   has served on our Board since October 2000. Since March 2000, Mr. Quackenbush has been the Senior Vice President of Investments for Fleck T.I.M.E. Funds.  From 1990 to 1995 Mr. Quackenbush ran the Derivatives Marketing Group for North America at Sumitomo Bank Capital Markets.  From 1995 to 2000 Mr Quackenbush was a private investor.

             Richard Carter    has served on our Board since March 2001.  Mr. Carter currently holds the position of Chief Executive Officer of EpicEdge and has held this position since April 2001.  From August 2000 to March 2001 he held the position of Vice President of ERP and from May 1999 to July 2000 he was the of Director of ERP, both at EpicEdge.  From 1996 to 1999, Mr. Carter was a founding partner of Dynamic Professional Services, an ERP implementation and public sector consulting company, which EpicEdge acquired in May 1999.

             Tom Scheifler has served on our Board since March 2001.  Mr. Scheifler has served as the Executive Vice President of Solution Delivery at EpicEdge since March 1999.  Mr. Scheifler co-founded COAD Solutions, a firm specializing in professional services for PeopleSoft implementations, in July 1996 and was their Managing Partner and Vice President from April 1997 to March 1999 when EpicEdge acquired COAD.

             Peter Davis   has served as our Executive Vice President of Strategy and Creative since March 2000.  In April 1997, Mr. Davis co-founded the Growth Strategy Group, Inc., a marketing and communications consulting firm, which we acquired in March 2000.  Mr. Davis was Director of Marketing and Corporate Communications for AJ Contracting from January 1996 until March 1997.  Prior thereto, Mr. Davis was the owner and sole proprietor of Davis Media, Inc.

             Rob Cohan      has served as our Executive Vice President of Enterprise Solutions since May 2001.  From May 1999 to May 2001 Mr. Cohan was EpicEdge’s Vice President of Public Sector.  From 1996 to 1999, Mr. Cohan was a founding partner of Dynamic Professional Services, an ERP implementation and public sector consulting company, which EpicEdge acquired in May 1999.

             Mark Slosberg      has served as the Vice President of eBusiness at EpicEdge since November 1999.  From 1987 to 1999, Mr. Slosberg was the founder and president of NET Information Systems, an ebusiness development and consulting firm.  EpicEdge acquired NET Information Systems in November 1999.
Directors serve until the expiration of their term at the annual meeting of stockholders.

             All officers serve at the discretion of the Board of Directors.  There is no family relationship between or among any executive officers and directors.

             The Board of Directors held 21 meetings in fiscal 2000.  Each director of the Company attended the Board meetings except for Nick Reding and John Streeten who missed two meeting each.  We currently maintain two committees: the audit and compensation committees.

             The audit committee’s purpose is to review, in consultation with the independent auditors, our financial statements, accounting and other policies, accounting systems and system of internal controls.  The audit committee also recommends the engagement of our independent auditors and reviews other matters relating to our relationship with our auditors.  The audit committee is comprised of Messrs. Landesman, Quackenbush and Rose.  There were two meetings of the audit committee during fiscal 2000.

             The compensation committee’s purpose is to review and act on matters relating to compensation levels and benefit plans for key executives of we, among other things is comprised solely of outside directors.  The compensation committee is comprised of Messrs. Landesman, Quackenbush and Rose.  There was one meeting of the compensation committee during fiscal 2000.

Interlocking Relationships with Executive Officers or Directors

             None of the directors has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

             Section 16(a) Compliance

             Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our Common Stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 2000, except as follows.  Messrs. Ruiz, Cohan, Covert, DiPaola, Carter, Scheifler, Slosberg, Dunbar, Mobley, Johnson, Stevens, Vornberger, Ms. Rodgers and Ms. Albert failed to timely report their initial acquisition of company securities on becoming directors and/or executive officers.  Messrs. Nour-Omid and Streeten failed to timely report options granted to them in 2000.   Messrs. Dunbar, Carter, Scheifler, and Slosberg failed to report options granted in August of 2000.  Mr. Ruiz failed to timely report options granted to him in December of 2000.

ITEM 10.          EXECUTIVE COMPENSATION

             The following table sets forth certain information regarding compensation paid by the parent company to its chief executive officer and other executive officers who received total annual salary and bonus that exceeded $100,000 during 2000.

	ANNUAL COMPENSATION

	AWARDS				PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPENSATION ($)

Charles H. Leaver (1) Former CEO	2000	272,500	165,000	-	-	-
	1999	238,333	50,000	260,000	-	-
	1998	-	-	-	12,770	-	-	-
Jeff Sexton (2) Interim CEO	2000	236,667	100,000	-	-	150,000	-	-
	1999	155,786	40,000	-	-	450,000	-	-
	1998	269,880	-	-	-	-	-	-
Richard Carter (3) CEO	2000	118,360	30,000	95,111	-	-
	1999	87,803	600	-	-	15,000	-	-
Thomas Scheifler(4)	2000	131,193	70,000	96,818	-	-
	1999	167,697	40,000	-	-	50,000	-	-
	1998	203,987	-	-	-	-	-	-
Peter Davis (5)	2000	117,500	20,000	63,053	-	-
Rob Cohan(6)	2000	127,996	45,625	45,000	-	-
	1999	71,019	15,600	-	-	20,000	-	-
Mark Slosberg(7)	2000	150,000	27,611	-	-
	1999	5,000	-	-	-	45,000	-	-
Paul Ruiz(8)	2000

(1)	Chuck Leaver was CEO from 2/17/00-9/29/00. He resigned from the Company on 9/29/00.

(2)	Jeff Sexton was Interim CEO from 9/29/00 – 2/9/01. He resigned from the Company on 2/9/01. In 1998, salary from COAD. In 1999, $135,785.98 salary and $40,000 bonus is from COAD, $20,000 salary is from DASI.

(3)	Richard Carter is currently CEO and accepted that position on 4/24/01. In 1999, $67,222.50 salary and $600 bonus is from COAD dated 3/99 – 10/99 and $20,580 salary from DASI.

(4)	Tom Scheifler – In 1998, salary is from COAD. In 1999, $152,697.26 salary and $40,000 bonus is from COAD, $15,000 salary is from DASI.

(5)	Peter Davis became an EpicEdge employee on 3/1/00.

(6)	Rob Cohan – In 1999, $56,018.75 salary and $15,600 bonus is from COAD dated 3/99 – 10/99, $15,000 salary is from DASI.

(7)	Mark Slosberg became an EpicEdge employee 12/01/99.

(8)	Paul Ruiz became an EpicEdge employee on 6/12/00. He resigned from the Company on 1/4/01.

Material Employment Agreements

             In June of 1999, we entered into an employment agreement with Mr. Carter for the position of vice president.  Mr. Carter is currently the CEO; however, no new employment agreement has been executed reflecting his new role and responsibilities.  The initial term of the existing agreement is one year, and shall continue thereafter on a year-to-year basis on the same terms and conditions contained herein in effect as of the time of renewal.

             Pursuant to the terms of the original agreement, Mr. Carter was entitled to be paid at a level of his billable rate minus $15.00 for each hour of billed time payable on a twice monthly basis.  In 1999, Mr. Carter was appointed the Director of ERP and, effective January 1, 2000, his compensation was fixed at an annual rate of $120,000.  All bonuses and annualized stock options are to be reviewed semi-annually.  Mr. Carter is entitled to the following perquisites:  (1) participation in our employee benefit plans, (2) reimbursement for all business travel and other out-of-pocket expenses reasonably incurred by Mr. Carter in the performance of his duties, and (3) other executive perquisites as determined by the Board.  The Employee’s duties shall be carried out in Austin, Texas, except for traveling which may be involved in the ordinary course of Employee’s duties.  The employee may be asked to relocate at the expense of the Company.

             The agreement may be terminated by any of the following methods:

(a)         Death.  The death of employee shall immediately terminate this Agreement with no severance compensation due to Employee’s estate.  In the event of Employee’s death, Employee’s estate shall be entitled to all base salary, bonus, stock options or other incentives earned through date of death.

(b)        Disability.  If, as a result of incapacity due to physical or mental illness or injury, Employee shall have been absent from full-time duties hereunder for two (2) consecutive months, then thirty (30) days after receiving written notice (which notice may occur before or after the end of such two (2) month period, but which shall not be effective earlier than the last day of such two (2) month period), we may terminate Employee’s employment hereunder provided Employee is unable to resume full-time duties at the conclusion of such notice period.  Also, Employee may terminate Employee’s employment hereunder if Employee’s health should become impaired to an extent that makes the continued performance of Employee’s duties hereunder hazardous to Employee’s physical or mental health or life, provided that Employee shall have furnished us with a written statement from a qualified doctor to such effect and provided, further, that, at our request made within thirty (30) days of the date of such written statement, Employee shall submit to an examination by a doctor selected by us who is reasonable acceptable to Employee or Employee’s doctor and such doctor shall have concurred in the conclusion of Employee’s doctor.  In the event this Agreement is terminated as a result of Employee’s disability, Employee shall receive from us sixty percent (60%) of the Base Salary at the rate then in effect for whatever time period is remaining under the Term of this Agreement or for one (1) year, whichever amount is less, payable at regular pay intervals.  We may satisfy this obligation through provision of a disability policy covering Employee that meets the terms of this Section, with the premiums for such policy being paid by Company.

(c)         Good Cause.   We may terminate the Agreement ten (10) days after written notice to Employee for good cause, which shall mean: (1) Employee’s gross negligence in the performance or intentional non-performance (either of which continuing for ten (10) days after receipt of written notice of need to cure) of any of Employee’s material duties and responsibilities hereunder; (2) Employee’s willful, material and irreparable breach of this Agreement, (3) Employee’s willful dishonesty, fraud or misconduct with respect to the business or affairs of us which materially and adversely affects the operations or reputation of the Company; (4) Employee’s conviction of a felony crime; or (5) chronic alcohol abuse or illegal drug abuse by employee.  In the event of a termination for good cause, Employee shall have no right to any severance compensation.

(d)        Without Cause.  At any time after the commencement of employment, the Company or Employee may, without cause, terminate the Agreement and Employee’s employment, effective thirty (30) days after written notice is provided to us or to the Employee as the case may be.  Should Employee be terminated by us without cause during the Term, Employee shall receive from us, at his option, either six (6) months Base salary (at the rate then in effect) payable in a lump-sum payment due on the effective date of termination or twelve (12) months Base Salary payable from time to time at regular intervals.  Further, any termination without cause by us shall operate to invalidate the terms of Section 3.  If Employee resigns or otherwise terminates Employee’s employment without cause pursuant to this Section 5(d), Employee shall receive no severance compensation and the terms of Section 3 shall be fully enforceable

             If termination of Employee’s employment arises out of our failure to pay Employee on a timely basis the amounts to which Employee is entitled under this Agreement or as a result of any other breach of this Agreement by us, we shall pay all amounts and damages to which Employee may be entitled as a result of such breach, including interest thereon and all reasonable legal fees and expenses and other costs incurred by Employee to enforce Employee’s rights hereunder.  Further, none of the provisions of Section 3 shall apply in the event this Agreement is terminated as a result of a breach by the Company.

             The agreement provides that during his term and for a one-year period thereafter, Mr. Carter shall not compete with the Company.

             In April of 1999, we entered into an employment agreement with Mr. Scheifler for the position of executive vice president.  The terms of Mr. Scheifler’s employment agreement are substantially similar to Mr. Carter’s employment agreement except: (1) base salary is $120,000 per year,  (2) The Board of Directors will review Employee’s performance and make increases to base salary and bonuses up to $80,000.00 per year based upon performance, (3) There is no clause stating all bonuses and annualized stock options to be reviewed semi-annually, (4) The term of this agreement shall continue until December 31, 2004 and shall continue on a year-to-year basis on the same terms and conditions contained herein, (5) Employee’s duties shall be carried out in St. Louis, Missouri, and (6) If Employee is requested by the Board to relocate and Employee refuses, such refusal shall not constitute “cause” for termination of this Agreement under the terms of section 5( c).

             In February of 2000, we entered into an employment agreement with Mr. Davis for the position of executive vice president.  The terms of Mr. Davis’ employment agreement are substantially similar to Messrs. Carter and Scheifler’s employment agreements except: (1) salary is $11,250 per month (or $135,000 annually), (2) bonus compensation in addition to the Base compensation will be entitled to performance bonus of up to $67,500 per year; subsequent bonuses will be determined by the board of directors,  (3) the term of this agreement shall continue until February 28, 2003, unless sooner terminated as provided in accordance with the provisions of Section 5.  The agreement is substantially different in Section 5, Termination and states:

(a)         Disability.  We shall have the right to terminate the employment of the Executive under this Agreement for disability in the event Executive suffers an injury, illness or incapacity of such character as to substantially disable him from performing his duties without reasonable accommodation by us hereunder for a period of more than (60) consecutive days provided that during such 60 day period we shall give at least ten (10) days written notice of termination; provided further, however that if Executive is eligible to receive disability payments pursuant to a disability policy paid for all periods as to which he is receiving full payment under this agreement.

(b)        Death.  This agreement shall terminate upon death of Executive.

(c)        With Cause.  We may terminate this agreement at any time because of:

i.           Executive’s material breach of any term of this agreement, which is not cured after ten (10) days written notice from the Board of Directors.

ii.          The willful engaging by the Executive in misconduct which is materially injurious to us, monetarily or otherwise; provided, in each case, however, that we shall not terminate this Agreement pursuant to this Section 5(c) unless the Company shall first have delivered to the Executive, a notice which specifically identifies such breach or misconduct and the Executive shall not have cured the same within fifteen (15) days after receipt of such notice,

iii.         Executive’s gross negligence in the performance of his duties, or

iv.         Commission by the Executive of a felony or an act of fraud against the Company.

             In the event Executive’s employment with us is terminated pursuant to items 5(a), (b) or (c), Executive or his beneficiary shall be entitled to receive all base compensation earned by Executive up to the date of termination, all unreimbursed expenses, and any bonus earned in respect of a prior year and not yet paid. For a termination by us without good cause, Executive shall be entitled to receive the greater of (i) the remaining base salary at the then base salary rate for the remainder of the Employment Term or (ii) the base salary rate for the period of six months, and all unreimbursed expenses, any bonus earned in respect to a prior year and not yet paid, and the pro-rata portion of any bonus for the current year.

             In June of 1999, we entered into an employment agreement with Mr. Cohan for the position of vice president.  The terms of Mr. Cohan’s employment agreement are substantially similar to Messrs. Carter and Scheifler’s employment agreement except: (1) base salary is $120,000 per year,  (2) The Board of Directors will review Employee’s performance and make increases to base salary and bonuses up to $60,000.00 per year based upon attainment of MBO objectives, and (3) There is no clause stating all bonuses and annualized stock options to be reviewed semi-annually.

             In November of 1999, we entered into an employment agreement with Mr. Slosberg for the position of vice president.  The terms of Mr. Slosberg’s employment agreement are substantially similar to Messrs. Carter, Scheifler and Cohan’s employment agreement except: (1) base salary is $120,000 per year, The Board of Directors will review Employee’s performance and make increases to base salary and bonuses up to $60,000.00 per year based upon attainment of MBO objectives, and (3) there is no clause stating all bonuses and annualized stock options to be reviewed semi-annually, (4) The term of this agreement shall continue until November 30, 2002, and (5) Employee’s duties shall be carried out in Seattle, Washington.

             Stock Options

             Our 2000 Stock Option Plan for Employees provides for the issuance of an aggregate 7,500,000 shares of our common stock upon exercise of options granted under the plan.  As of December 31, 2000, options to purchase an aggregate 6,657,441 shares of our common stock were outstanding under the plan.

2000 Stock Option Grants

Name	Number of Securities Underlying Options/SARs Granted	Percent of Total Options SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Charles H Leaver(1) Former CEO	-	-	-	-

Jeffrey S Sexton(2) Former Interim CEO	-	-	-	-

Richard Carter(3)	60,000	2.1%	16.50	8/17/2010
CEO	14,111		1.063	10/20/2010
	21,000		1.063	10/20/2010

Thomas Scheifler	50,000	2.1%	16.50	8/17/2010
	11,818		1.063	10/20/2010
	35,000		1.063	10/20/2010

Peter Davis	13,053	1.4%	1.063	10/20/2010
	50,000		1.063	10/20/2010

Rob Cohan	30,000	Less than 1%	16.50	8/17/2010
	15,000		1.063	10/20/2010

Mark Slosberg	14,111	Less than 1%	1.063	10/20/2010
	13,500		1.063	10/20/2010

Paul Ruiz(4)	300,000	22.5%	18.00	6/12/2010
	17,168		1.063	10/20/2010
	400,000		0.125	12/01/2010
	300,000		1.063	9/29/2010

(1)	Chuck Leaver was CEO from 2/17/00-9/29/00. He resigned from the Company on 9/29/00.
(2)	Jeff Sexton was Interim CEO from 9/29/00 – 2/9/01. He resigned from the Company on 2/9/01.
(3)	Richard Carter is currently CEO and accepted that position on 4/24/01.
(4)	Paul Ruiz was CFO from 6/00 to 1/4/01. He resigned from the Company on 1/4/01.

Aggregated Option Exercises in 2000
and Year-End Option Values

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at FY-End (#)		Value of Unexercised In-the-Money Options at FY-End ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Charles H. Leaver(1) Former CEO	-	-	-	-	-	-
Jeffrey S. Sexton(2) Former Interim CEO	-	-	-	-	-	-
Richard Carter(3) CEO	-	-	6,454	88,657	-	-
Thomas Scheifler	-	-	6,856	89,962	-	-
Rob Cohan	-	-	1,250	43,750	-	-
Peter Davis	-	-	8,517	54,536	-	-
Mark Slosberg	-	-	5,829	21,782	-	-
Paul Ruiz			43,223	973,945	0	$100,000

(1)	Chuck Leaver was CEO from 2/17/00-9/29/00. He resigned from the Company on 9/29/00.
(2)	Jeff Sexton was Interim CEO from 9/29/00 – 2/9/01. He resigned from the Company on 2/9/01.
(3)	Richard Carter is currently CEO and accepted that position on 4/24/01.

As of December 31, 2000 the stock closed at $0.375

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             The following table and notes thereto set forth certain information regarding beneficial ownership of our common stock as of July 2001 by (i) each person known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all directors and officers of the Company as a group.

Name	Address	% of Voting Power	Common Stock
Carl R. Rose(1)	3200 Wilcrest # 370 Houston, TX 77042	43.5	16,247,150
Uri Landerman(2)	289 Greenwich Ave Greenwich, CT 06830	19.7	7,350,000
Edgewater Private Equity Fund III, LP(3)	900 North Michigan Ave, 14th Floor Chicago, IL 60611	8.6	3,200,000
Bahram Nour-Omid(4)	289 Greenwich Ave Greenwich, CT 06830	5.7	2,143,750
John Paul DeJoria(5)	9701 Wilshire Blvd. Suite 1205 Beverly Hills, CA 90212	4.6	1,700,000
Charles H. Leaver, Jr. (6)	3200 Wilcrest #370 Houston, TX 77042	3.9	1,467,177
Jeff Sexton	1150 Lakeway #219 Austin, TX 78734	3.3	1,250,000
Mark Slosberg (7)	5601 6th Ave South #600 Seattle, WA 98108	1.0	383,611
Thomas Scheifler(8)	130 S. Bemston, Ste 303 St. Louis, MO 63105	0.9	340,150
Peter Davis (9)	315 Hudson St, 9th Floor New York, NY 10013	0.5	168,219
Richard Carter (10)	5508 Hwy 290, West 3rd Floor Austin, TX 78735	0.4	157,111
Rob Cohan(11)	5508 Hwy 290, West 3rd Floor Austin, TX 78735	0.2	74,546
Bruce Quackenbush(2)	289 Greenwich Ave Greenwich, CT 06830	-	-0-
Officers and Directors as a Group (8 persons)		66.2	24,720,787

(1)	Carl Rose – Includes a warrant to purchase 2,000,000 shares at $.01 exercisable at anytime; convertible notes convertible into 200,000, 1,000,000 and 800,000 shares convertible anytime, all due 12/1/01.
(2)	Uri Landerman and Bruce Quackenbush represent Fleck who has voting control over Fleck T.I.M.E. Fund, Fleck Family Partnership and Fleck T.I.M.E Overseas Fund - Includes a warrant to purchase 2,000,000 shares at $.01 exercisable at anytime; a convertible note convertible into 2,000,000 shares convertible anytime, due 12/1/01, and 1,600,000 shares as a result of the conversion feature of the June 21, 2001 financing.
(3)	Edgewater with voting control by Jim Gordon – Includes 1,250,000 shares not yet issued from a 9/29/00 private placement.
(4)	Bahram Nour-Omid - Includes a warrant to purchase 1,000,000 shares at $.01 exercisable at anytime; convertible notes convertible into 1,000,000 shares convertible anytime, due 12/1/01; 57,500 shares for two quarters of Board of Director service
(5)	John Paul DeJoria – includes 1,600,000 shares as a result of the conversion feature of the June 21, 2001 financing.
(6)	Chuck Leaver – Includes 86,667 options at 5.00 share.
(7)	Mark Slosberg – Includes 15,000 options at 7.563 share; 14,111 options at 1.063 share; 4,500 options at 1.063 share. 350,000 shares under the name Net Information Systems.
(8)	Tom Scheifler – Includes 16,666 options at 2.00 share; 11,818 options at 1.063 share; 11,666 options at 1.063 share.
(9)	Peter Davis – Includes 13,053 options at 1.063 share and 16,666 options at 1.063 share.
(10)	Richard Carter – Includes 5,000 options at 13.938 share; 14,111 options at 1.063 share; 7,000 options at 1.063 share.
(11)	Rob Cohan – Includes 6,666 options at 3.25 share and 5,000 options at 1.063 share.

ITEM 12:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             In February 2000, we sold 2,260,000 unregistered shares of our common stock to a group of private equity investors including Edgwater Private Equity Fund III, LP; Aspen Finance Investors I, LP; Fleck T.I.M.E. Fund, LP; Fleck Family Partnership, LP; LGH Partners, LP; Wain Investors; Gerald C. Allen and John Paul DeJoria for $11.3 million ($5.00 per share). The following transactions are deemed to be related transactions as a result of the relationship established with this February 2000 equity transaction.

             In July 2000, we completed a $5.0 million convertible debt offering with Edgwater Private Equity Fund III, LP and Fleck T.I.M.E. Fund.  The convertible debt bears annual interest of 9.5%.  Principal and interest was due at maturity on December 30, 2000.  The Company has reached an agreement on the extension of the maturity date of this convertible debt to August 1, 2002.  The conversion terms are to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 will be assessed and payable in February 2002.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per share price of a Qualified Financing consummated prior to the maturity date. A Qualified Financing is defined as an equity financing in which we raise at least $7.0 million.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  We recorded a non-cash charge of approximately $5.0 million as incremental interest expense related to the beneficial conversion feature in accordance with EITF Issue No.98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," based on the quoted market of our common stock of $19.50 per share price on the date of issuance.

             In September 2000, we sold 2,000,000 shares of unregistered common stock to Edgwater Private Equity Fund III LP and Fleck T.I.M.E. Fund for $2 million.  The stock purchase agreement provides for two additional board members to be appointed by the investors.  Such appointments were made in September and October 2000.  The purchase agreement also requires us to immediately register the shares of common stock that were issued.  The investors have agreed to a six-month lock-up period that prevents them from selling the shares of common stock acquired in this transaction during the lock-up period.

             In September 2000, we loaned Jeff Sexton, our then interim Chief Executive Officer, $60,000 with a term of nine (9) months at a interest rate equal to 100% of the short term Applicable Federal Rate.  This loan has subsequently been paid back to us in accordance with the terms of the agreement.

             In November 2000, our Chairman and principal stockholder, Carl Rose, provided a $1,000,000 line of credit to us in the form of a convertible note (the “Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of December 31, 2000, we had drawn $900,000 on the line of credit.  The Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the convertible note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount will be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $75,000 was recorded as interest expense through December 31, 2000.

             In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “Convertible Notes”), Carl Rose and Bahram Nour-Omid.  The Convertible Notes are convertible at the lenders’ option at $.50 per share.  The Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the Convertible Notes within 30 days after the IPS sale; however, the lenders have not yet made such a demand.  In connection with the Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Notes.  This discount will be amortized into interest expense over the life of the Convertible Notes.

             On June 21, 2001 we executed a Promissory Note (“Note”) with Fleck T.I.M.E. Fund and John Paul DeJoria with an initial funding of $800,000.  This Note, once fully funded, will be for no less than $2,000,000.  This Note is for a term of one (1) year and has a stated interest rate of 8%.  This Note has an ultimate right to convert the outstanding balance, plus any accrued interest thereon, into shares of Cumulative 8% Series A Convertible Preferred Stock (“Preferred Stock”) at a conversion price equal to $0.25 per share (“Original Purchase Price”).  In the event of any liquidation, dissolution or winding up of the Company, the holders of the Preferred Stock will be entitled to receive an amount equal to three (3) times the original Preferred Stock purchase price along with all accrued but unpaid dividends.  These shares of Preferred Stock are further convertible, at the option of the holder thereof, at any time, into shares of Common Stock (“Common Conversion”).  The original Common Conversion price will be the Original Purchase Price of the Preferred Stock.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)         The following exhibits are to be filed as part of the annual report:
EXHIBIT NUMBER	DESCRIPTION
2.1 (1)	Exchange Agreement by and between Loch Exploration, Inc. and Design Automation Systems Incorporated
2.2 (2)	Exchange Agreement by and between Loch Exploration, Inc. and COAD Solutions, Inc.
2.3 (2)	Acquisition Agreement of Cherokee Methane Corporation
2.4 (2)	Plan of Merger between the Company and Design Automation Systems Incorporated
2.5 (6)	Exchange Agreement between the Company and Dynamic Professional Services, LLC
2.6 (7)	Exchange Agreement between the Company and Connected Software Solutions, Inc.
2.7 (10)	Acquisition Agreement by and among the Company, EACQ, LLC and The Growth Strategy Group, Inc.
2.8 (11)	Agreement and Plan of Merger by and between the Company, EACQ, LLC and The Growth Strategy Group, Inc.
2.9 (13)	Agreement and Plan of Merger by and between the Company and IPS Associates, Inc.
2.10(14)	Asset Purchase Agreement among the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger
2.11(15)	Stock Purchase Agreement by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.
3.1 (3)	Articles of Incorporation
3.2 (4)	Amended Articles of Incorporation
3.3 (3)	By-laws
4.1 (3)	Common Stock Specimen
10.1 (4)	1999 Employee Stock Option Plan
10.2 (2)	Employment Agreement with Carl Rose
10.3 (2)	Employment Agreement with Charles Leaver
10.4 (5)	Employment Agreement with Kelly Knake
10.5 (2)	Lease Agreement
10.6 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Hall-Mark Computer Products
10.7 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Client Systems, Inc.
10.8 (2)	Indirect Value Added Reseller Agreement between the Company and Sun Microsystems Computer Corporation
10.9 (2)	IBM Business Partner Agreement for Solution Providers
10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation
10.11 (2)	Line of Credit with Finova Corporation
10.12 (9)	Agreement for Services with Optimization Group, LLC
10.13(12)	Microsystem Products Purchase Agreement
10.14(12)	Sun Channel Agreement Master Terms
10.15(12)	Ferrari/Connected Software Solutions Lease
10.16(12)	Sun Trademark and Logo Policies
10.17(12)	HP Authorized Reseller Agreement
10.18(12)	IBM Business Partner/Solutions Provider Agreement
10.19(12)	HP Agreement for Authorized Solutions Direct Resellers
10.20(12)	Office Space Lease Austin
10.21(12)	Texas Association of Realtors Commercial Lease
10.22(12)	Seattle Lease Agreement
10.23(12)	St. Louis Lease Agreement
10.24(12)	Line of Credit with Finova Corporation
10.25(14)	Convertible Bridge Loan Agreement
10.26(14)	Jeffrey Sexton Employment Agreement
10.27(14)	Warrant Purchase Agreement between the Company and FINOVA Capital Corporation
10.29 (15)	Form of Convertible Note
10.28(14)	FINOVA Warrant
10.30 (15)	Form of Warrant
10.31(16)	Termination of Employment Agreement with Chuck Leaver
21.1 (2)	List of Subsidiaries of the Registrant
23.1 (16)	Consent of independent public accountants

(1)	Filed as an exhibit to our Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.
(2)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.
(3)	Filed as an exhibit to our Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.
(4)	Filed as an exhibit to our Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.
(5)	Filed as an exhibit to our 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.
(6)	Filed as an exhibit to our Current Report on Form 8-K filed June 14, 1999 and incorporated herein by reference.
(7)	Filed as an exhibit to our Current Report on Form 8-K filed August 11, 1999 and incorporated herein by reference.
(8)	Filed as an exhibit to our 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.
(9)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.
(10)	Filed as an exhibit to our Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.
(11)	Filed as an exhibit to our Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.
(12)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.
(13)	Filed as an exhibit to our Current Report on Form 8-K filed July 14, 2000 and incorporated herein by reference.
(14)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.
(15)	Filed as an exhibit to our Current Report on Form 8-K filed April 16, 2000 and incorporated herein by reference.
(16)	Filed herewith

(b)        Reports on Form 8-K

A Current Report on Form 8-K was filed on October 16, 2000 reporting the sale of a $2,000,000 of unregistered common stock, the appointment of a new Board member, the resignation of our Chief Executive Officer and Vice Chairman, and the appointment of Jenkens & Gilchrist P.C. as our general counsel.

A Current Report on Form 8-K was filed on March 5, 2001 reporting the expected delay in filing our Annual Report on Form 10-KSB.

A Current Report on Form 8-K was filed on April 16, 2001 reporting the sale all the outstanding stock of IPS Associates, Inc., the issuance of  $2,500,000 of convertible notes along with the issuance of warrants to purchase 5,000,000 shares of common stock, the resignation of various senior management, the Board created Office of Management and Budget, appointment of new senior management, the notification of a clients termination of a contract, the move of our corporate office, and the resignation of various members of our Board of Directors.

SIGNATURES

             Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on our behalf by the undersigned, thereunto duly authorized.

EPICEDGE, Inc.

By:	/s/ RICHARD CARTER
RICHARD CARTER
CEO

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carl R. Rose Carl R. Rose	Chairman of the Board	7/20/2001

/s/ Uri Landesman Uri Landesman	Director	7/20/2001

/s/ Bruce Quackenbush Bruce Quackenbush	Director	7/20/2001

/s/ Peter B. Covert Peter B. Covert	Vice President of Finance, and Principal Accounting Officer	7/20/2001

/s/ Richard Carter Richard Carter	CEO, and Director	7/20/2001

/s/ Tom Scheifler Tom Scheifler	Director	7/20/2001

Exhibit Index

Ex No.	Description

2.1	Exchange Agreement by and between Loch Exploration, Inc. and Design Automation Systems Incorporated
2.2	Exchange Agreement by and between Loch Exploration, Inc. and COAD Solutions, Inc.
2.3	Acquisition Agreement of Cherokee Methane Corporation
2.4	Plan of Merger between the Company and Design Automation Systems Incorporated
2.5	Exchange Agreement between the Company and Dynamic Professional Services, LLC
2.6	Exchange Agreement between the Company and Connected Software Solutions, Inc.
2.7	Acquisition Agreement by and among the Company, EACQ, LLC and The Growth Strategy Group, Inc.
2.8	Agreement and Plan of Merger by and between the Company, EACQ, LLC and The Growth Strategy Group, Inc.
2.9	Agreement and Plan of Merger by and between the Company and IPS Associates, Inc.
2.10	Asset Purchase Agreement among the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger.
2.11	Stock Purchase Agreement by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.
3.1	Articles of Incorporation
3.2	Amended Articles of Incorporation
3.3	By-laws
4.1	Common Stock Specimen
10.1	1999 Employee Stock Option Plan
10.2	Employment Agreement with Carl Rose
10.3	Employment Agreement with Charles Leaver
10.4	Employment Agreement with Kelly Knake
10.5	Lease Agreement
10.6	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Hall-Mark Computer Products
10.7	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Client Systems, Inc.
10.8	Indirect Value Added Reseller Agreement between the Company and Sun Microsystems Computer Corporation
10.9	IBM Business Partner Agreement for Solution Providers
10.10	1999 Line of Credit with FINOVA Capital Corporation
10.11	Line of Credit with Finova Corporation
10.12	Agreement for Services with Optimization Group, LLC
10.13	Microsystem Products Purchase Agreement
10.14	Sun Channel Agreement Master Terms
10.15	Ferrari/Connected Software Solutions Lease
10.16	Sun Trademark and Logo Policies
10.17	HP Authorized Reseller Agreement
10.18	IBM Business Partner/Solutions Provider Agreement
10.19	HP Agreement for Authorized Solutions Direct Resellers
10.20	Office Space Lease Austin
10.21	Texas Association of Realtors Commercial Lease
10.22	Seattle Lease Agreement
10.23	St. Louis Lease Agreement
10.24	Line of Credit with Finova Corporation
10.25	Convertible Bridge Loan Agreement
10.26	Jeffrey Sexton Employment Agreement
10.27	Warrant Purchase Agreement between the Company and FINOVA Capital Corporation
10.28	FINOVA Warrant
10.29	Form of Convertible Note
10.30	Form of Warrant
10.31	Termination of Emploment Agreement with Chuck Leaver
21.1	List of Subsidiaries of the Registrant
23.1	Consent of independent public accountants

EPICEDGE, INC.

INDEPENDENT AUDITORS’ REPORT

To the Directors and Stockholders of EpicEdge, Inc.:

We have audited the accompanying consolidated balance sheet of EpicEdge, Inc. (the “Company”) as of December 31, 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, Texas
May 23, 2001
(June 21, 2001 and July 20, 2001, as to the fifth and sixth paragraphs, respectively, of Note 15)

EPICEDGE, INC.

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,435,000
Trade receivables, less allowance for doubtful accounts of $767,000	5,345,000
Other current assets	373,000

Total current assets	7,153,000

PROPERTY AND EQUIPMENT - Net	2,765,000

GOODWILL - Net	13,077,000

RESTRICTED CASH AND OTHER ASSETS	1,781,000

TOTAL	$24,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Revolving lines of credit and term note	$3,434,000
Notes payable - ESOP and other	7,005,000
Convertible notes payable to stockholders	5,200,000
Accounts payable	4,911,000
Accrued expenses and other current liabilities	3,732,000

Total current liabilities	24,282,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY:
Common stock, par value $.01; 50,000,000 shares authorized; 29,552,722 shares issued and 29,076,365 shares outstanding	296,000
Common stock warrants	7,534,000
Additional paid-in capital	81,908,000
Treasury stock, 27,086 shares at cost	(398,000)
Accumulated deficit	(79,534,000)
Unearned compensation - ESOP, 449,271 shares	(8,979,000)
Unearned compensation - other	(333,000)

Total stockholders’ equity	494,000

TOTAL	$24,776,000

See notes to consolidated financial statements.

EPICEDGE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999
REVENUES:
Professional services	$21,944,000	$3,962,000
Technology integration	10,786,000	25,478,000

Total revenues	32,730,000	29,440,000

COST OF REVENUES:
Professional services	12,740,000	3,035,000
Technology integration	10,774,000	23,308,000

Total cost of revenues	23,514,000	26,343,000

GROSS PROFIT	9,216,000	3,097,000

OPERATING EXPENSES:
Selling, general and administrative	11,703,000	2,064,000
Compensation and Benefits	11,980,000	2,764,000
Stock-based compensation and costs	8,942,000	3,549,000
Depreciation and amortization	5,601,000	649,000
Goodwill and other impairment losses	37,521,000

Total operating expenses	75,747,000	9,026,000

OPERATING LOSS	(66,531,000)	(5,929,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(5,315,000)
Interest expense	(1,002,000)	(98,000)
Interest income	241,000	35,000
Other	3,000	54,000

Total other expense	(6,073,000)	(9,000)

LOSS FROM CONTINUING OPERATIONS	(72,604,000)	(5,938,000)

LOSS FROM DISCONTINUED OPERATIONS	(366,000)	(430,000)

NET LOSS	$(72,970,000)	$(6,368,000)

NET LOSS PER SHARE - Basic and diluted:
Continuing operations	$(2.73)	$(0.28)
Discontinued operations	(0.01)	(0.02)

Total	$(2.74)	$(0.30)

WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE COMPUTATIONS - Basic and diluted	26,553,906	21,370,431

See notes to consolidated financial statements.

EPICEDGE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2000 AND 1999

	Common Stock		Common Stock Warrants		Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Unearned Compensation -ESOP	Unearned Compensation -Other	Total

	Shares	Amount	Shares	Amount

BALANCE, JANUARY 1, 1999	16,560,000	$55,000	-	$-	$-	$-	$(85,000)	$-	$-	$(30,000)

Merger with Loch, a public company	1,295,286	13,000			57,000					70,000
Change in par value of common stock		111,000					(111,000)
Common stock issuances:
Consulting services - Loch	2,304,700	23,000			703,000					726,000
COAD acquisition	600,000	6,000			2,619,000					2,625,000
Connected acquisition	300,000	3,000			1,542,000					1,545,000
Dynamic acquisition	524,000	5,000			2,691,000					2,696,000
NET acquisition	350,000	3,000			1,090,000					1,093,000
Consulting services	1,147,500	12,000			3,537,000					3,549,000
Common stock warrants			25,000	115,000						115,000
Net loss							(6,368,000)			(6,368,000)

BALANCE, DECEMBER 31, 1999	23,081,486	231,000	25,000	115,000	12,239,000	-	(6,564,000)	-	-	6,021,000

Common stock issuances:
Cash - February 2000	2,260,000	23,000	22,000	22,000	10,860,000					10,905,000
Growth Strategy acquisition	277,000	2,800			6,074,000					6,076,800
IPS acquisition, including options	1,472,586	14,700			36,390,000			(9,445,000)		26,959,700
Commission on IPS acquisition	25,065	200			576,000					576,200
Tumble acquisition	250,000	2,500			4,935,000					4,937,500
Cash - September 2000	2,000,000	20,000			1,980,000					2,000,000
Grants to directors	142,500	1,400			2,935,000					2,936,400
Exercise of stock options	44,085	400			519,000					519,400
Repurchase of common stock - 27,086 shares						(398,000)				(398,000)
Common stock warrants issued:
With notes payable			5,000,000	2,400,000						2,400,000
To directors			190,000							-
To customers and others			517,000	4,997,000						4,997,000
Imputed interest on debt					5,000,000					5,000,000
Issuance of compensatory stock options					400,000				(400,000)	-
Amortization of unearned compensation								466,000	67,000	533,000
Net loss							(72,970,000)			(72,970,000)

BALANCE, DECEMBER 31, 2000	29,552,722	$296,000	5,754,000	$7,534,000	$81,908,000	$(398,000)	$(79,534,000)	$(8,979,000)	$(333,000)	$494,000

See notes to consolidated financial statements.

EPICEDGE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999

	2000	1999

OPERATING ACTIVITIES:
Loss from continuing operations	$(72,604,000)	$(5,938,000)
Noncash items in net loss:
Depreciation and amortization	10,916,000	649,000
Stock-based compensation and costs	8,942,000	3,549,000
Goodwill and other impairment losses	37,521,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	2,024,000	(197,000)
Prepaid and other assets	151,300	95,000
Accounts payable	(306,400)	1,369,000
Accrued expenses and other liabilities	(241,600)	391,000

Net cash used in operating activities	(13,597,700)	(82,000)

INVESTING ACTIVITIES:
Purchase of property and equipment	(3,527,000)	(297,000)
Cash for acquisitions	(4,000,000)	(905,000)

Net cash used in investing activities	(7,527,000)	(1,202,000)

FINANCING ACTIVITIES:
Net proceeds from common stock issuances	12,947,000
Repurchase of common stock	(398,000)
Proceeds from issuance of debt	8,493,700	11,287,000
Repayment of debt		(9,337,000)

Net cash provided by financing activities	21,042,700	1,950,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(82,000)	666,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,517,000	851,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$1,435,000	$1,517,000

SUPPLEMENTAL INFORMATION:
Interest paid	$736,000	$69,000

Income tax paid	$ -	$72,000

Noncash investing and financing activities - increase in goodwill from common stock and notes payable	$48,000,000	$8,325,000

See notes to consolidated financial statements.

EPICEDGE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000 AND 1999

1.          BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business - EpicEdge, Inc. (the “Company”) engages in the business of advising and supporting companies through ERP financial and human resource system implementation, developing custom web applications of object oriented Internet applications and implementing strategic marketing plans. The Company's services include assisting clients through the entire software development life cycle of a project, including strategic planning, business process evaluation, integrated marketing and communication, brand structure and design, system architecture and design, product acquisition, configuration and implementation and ongoing operational support.

Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiary, IPS Associates, Inc. (“IPS”) (referred to collectively as the “Company”), which was acquired in June 2000 and sold in February 2001 (Notes 3 and 14).  Significant intercompany balances and transactions are eliminated in consolidation.

Financial Statement Preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period.  Differences from those estimates are recognized in the period they become known.

Revenues are generated primarily from consulting, support and training services (“professional services”) and value-added reselling of hardware and software products (“technology integration”).

Professional services revenues are recognized as the services are performed, primarily on a time-and-materials basis using the number of hours worked by consultants at agreed-upon rates per hour.  Out-of-pocket expenses reimbursed by clients are included in professional services revenues, and the expenses incurred by the Company are included in cost of professional services revenues.  The Company uses the percentage-of-completion method to account for custom consulting contracts, with revenues recognized as the work on the contract progresses and defined milestones are reached.

Technology integration revenues are recognized upon receipt of an executed agreement and delivery of the products to the customer, if there are no significant remaining vendor obligations and collection of the receivable is probable.

Cash Equivalents  represent highly liquid investments with original maturities at the date of acquisition of three months or less.

Financial Instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, accounts receivable and debt instruments.  The fair market values of these items at December 31, 2000, approximate their carrying amounts.

Property and Equipment are stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:  computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, five years or the lease term, if shorter.

Goodwill represents the excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs (Note 3).  The remainder is amortized on a straight-line basis over eight years and is stated net of accumulated amortization of $1,731,000 at December 31, 2000.

Stock-Based Compensation arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25.  Statement of Financial Accounting Standards (“SFAS”) No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded.  As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share (Note 10).

Basic Net Loss per Share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the period, excluding shares issued to the ESOP that have not yet been committed to be released (449,271 shares at December 31, 2000, as discussed in Note 10).  The dilutive effect of the options and warrants to purchase common stock and convertible notes are excluded from the computation of diluted net loss per share, since their effect is antidilutive.  The antidilutive effects excluded from the diluted net loss per share computation at December 31, 2000 and 1999, were as follows:
	2000	1999

Common stock options	6,657,441	2,633,900
Warrants to purchase common stock	5,754,000	25,000
Convertible notes payable	5,800,000

Total	18,211,441	2,658,900

New Accounting Standards - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments.  SFAS No. 133, as amended, is effective beginning in 2001.  The Company currently does not use derivative financial products for hedging or speculative purposes and, as a result, does not anticipate any impact on the financial statements.

Reclassifications of certain prior-year amounts have been made to conform to the current-year presentation.

2.          BUSINESS COMBINATION WITH PUBLIC COMPANY AND DISCONTINUED OPERATIONS

Effective January 1, 1999, Loch Exploration, Inc. (“Loch”), a public company, acquired all of the stock of the Company in a “reverse merger,” whereby the Company is the acquirer for accounting purposes.  In connection with the acquisition, Loch exchanged shares of common stock with the Company's stockholders.  The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction, and the Company's equity interest in Loch’s net assets of $69,975 were recorded at Loch’s historical cost basis.  Loch’s net assets were transferred to a subsidiary, Loch Energy, Inc. (“LEI”), which is in the oil and gas business.

The Company's 53% equity interest in LEI’s operations are reported as discontinued operations in the accompanying consolidated financial statements.  In September 2000, the Company irrevocably transferred its investment in the remaining shares of LEI to a designated trustee of Loch.  Since the Company was unable to achieve its original plan of distributing these shares as registered stock to its stockholders who were former stockholders of Loch, the Company recorded a write-off of $383,885 related to the disposal of its remaining equity interest in LEI, which is included in discontinued operations in 2000.

3.          ACQUISITIONS AND GOODWILL IMPAIRMENT LOSSES

In March 2000, the Company acquired all the outstanding common shares of The Growth Strategy Group, Inc. (“Growth Strategy”), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company's common stock valued at $6,076,800 and $375,000 in cash.  Goodwill of $6,100,000 was recorded related to this acquisition.  Accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000.

In June 2000, the Company acquired all of the issued and outstanding stock of IPS, a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of the Company's common stock, options to purchase 1,082,060 shares of the Company's common stock and the assumption of net liabilities of $2,940,000.  The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000.  The Company also assumed an employee stock ownership plan (“ESOP”) from IPS, and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP.   The Company recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP, but not yet committed to be released by the ESOP’s trustee.  This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released.  In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000 (Note 7).  The note is secured by the accounts receivable, investments, and property and equipment of IPS.  Goodwill of $34,240,000 was recorded related to this acquisition.  Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000.  As discussed in Note 14, IPS was sold effective January 1, 2001, at a substantial loss.

In connection with the acquisition, the Company paid a commission of $300,000 in cash to an individual who facilitated the execution of the transaction and issued 25,065 unregistered shares of the Company's common stock valued at $576,000 and recorded as part of the cost of the IPS acquisition.

In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc.  (“Tumble”), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500, and $325,000 in cash.  Goodwill of $5,300,000 was recorded related to this acquisition.  Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000.

In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. (“COAD”), an information technology consulting firm, in exchange for (1) 600,000 shares of the Company's common stock valued at $2,625,000; and (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date.  Goodwill of $3,000,000 was recorded related to this transaction.  Accumulated amortization of $664,000 had been recorded related to this goodwill through December 31, 2000.

In May 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC (“Dynamic”), an information technology consulting firm, in exchange for (1) 524,000 shares of the Company's common stock valued at $2,695,600; and (2) $200,000 cash, payable $100,000 at closing and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on June 1, 2000, the closing price for the Company's common stock for the prior 15 business days was less than $5.15 per share, in an amount equal to 5,340 shares for each $0.01 below $5.15.  No additional consideration was required during 2000.  Goodwill of $2,732,000 was recorded related to this acquisition.  Accumulated amortization of $536,000 had been recorded related to this goodwill through December 31, 2000.

In July 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. (“Connected”), an electronic-business consulting and training firm, in exchange for (1) 300,000 shares of the Company's common stock valued at $1,545,000; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on August 1, 2000, the closing price for the Company's common stock for the prior 15 business days is less than $5.15 per share, in an amount equal to 3,000 shares for each $0.01 below $5.15.  No additional consideration was required in 2000.  Goodwill of $1,800,000 was recorded related to this acquisition.  Accumulated amortization of $324,000 had been recorded related to this goodwill through December 31, 2000.

In November 1999, the Company acquired substantially all of the assets of NET Information Systems, Inc. (“NET”), an e-Business solutions provider, in exchange for (1) 350,000 shares of the Company's common stock valued at $1,093,750; (2) $180,000 cash; (3) a one-year promissory note in the amount of $50,000 payable quarterly, with the first payment due 90 days after closing; and (4) the assumption of NET’s debt not to exceed $220,000.  Goodwill of $1,500,000 was recorded related to this acquisition.  Accumulated amortization of $207,000 had been recorded related to this goodwill through December 31, 2000.

All of these acquisitions were accounted for under the purchase method, with the resulting goodwill being amortized over eight years.  The operations of each acquired entity are included in the Company's consolidated operations from their respective acquisition date.

The unaudited consolidated results of operations on a pro forma basis as though the above acquisitions (except for Tumble, which did not have a material effect on the pro forma information, and IPS) were made and the related common shares were issued as of January 1, 1999, and as though the IPS acquisition and sale had occurred at that date (therefore, the IPS results and related goodwill impairment loss are excluded) are as follows:
	2000	1999

Revenues	$23,143,000	$33,560,000
Loss from continuing operations	(47,531,000)	(6,389,000)
Per share	(1.79)	(0.28)
Weighted average common stock outstanding	26,546,550	22,505,031

In view of the sale of IPS, at a substantial loss, effective January 1, 2001, management has concluded that goodwill related to IPS as of December 31, 2000, is impaired and should be written down to the amount recoverable in the sale of $7,643,000; accordingly, $24,040,000 was written off.  Management has also concluded that the entire remaining goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, are impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET.  The total of these goodwill impairment write-offs of $36,440,000 is reported as an operating expense in 2000.

4.          PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2000, consist of the following:
Computer equipment	$2,790,000
Leasehold improvements	328,000
Office furniture and fixtures	1,115,000

Total	3,720,000

Less accumulated depreciation and amortization	955,000

Property and equipment - net	$2,765,000

In October 2000, the Company moved its corporate headquarters from Houston, Texas, to Austin, Texas.  As a result of this move, several fixed assets were no longer of use to the Company and were considered impaired.  The net value of these impaired assets totaled approximately $277,000 and is included as an operating expense in goodwill and other impairment losses.  In December 2000, the Company abandoned its implementation of PeopleSoft software for its corporate headquarters.  The Company wrote off approximately $805,000 of capitalized costs associated with this project abandonment.  These costs are also included in goodwill and other impairment losses.

5.          RESTRICTED CASH AND OTHER ASSETS

Other assets at December 31, 2000, consist of the following:
Restricted cash related to lease agreements	$338,000
Deposour	328,000
Other assets of IPS (Note 14)	1,115,000

Total	$1,781,000

6.          ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31, 2000, consist of the following:
Accrued payroll and Benefits	$999,000
Accrued severence	573,000
Accrued interest	317,000
Deferred revenue	316,000
Other accrued expenses	1,343,000

Total	$3,548,000

7.          NOTES PAYABLE AND CONVERTIBLE DEBT

Revolving lines of credit and term note at December 31, 2000, consist of the following:
Borrowings under a $5,000,000 revolving line of credit facility that expires on August 10, 2001, bearing interest at prime plus 1.5%
(11.5% at December 31, 2000) and collateralized by all
investments, accounts receivable, inventory and property	$1,550,000

Borrowings under a term loan facility, bearing interest at prime plus 2.5% (12.5% at December 31, 2000), payable in 11 monthly installments of $25,000 per month beginning January 15, 2000, and
one final principal payment of $725,000 on December 31, 2000	725,000

Borrowings under a $1,000,000 revolving line of credit facility
of IPS (Note 14)	1,000,000

Borrowings under a $500,000 revolving line of credit facility
of IPS (Note 14)	159,000

Total revolving lines of credit and term note	$3,434,000

Notes payable at December 31, 2000, consist of the following:
Convertible notes payable to stockholders, bearing interest
at rates from 8% to 9.5% and maturing on dates from
December 31, 2000 to December 1, 2001, less unamortized
debt discount of $2,200,000	$5,200,000

Note payable under ESOP obligation	4,861,000

Note payable other, bearing interest at 10%, principal and interest payable on a bimonthly basis; delinquent in payments and
due on demand at December 31, 2000	1,933,000

Note payable other, bearing interest at 6%, payable in quarterly
installments through May 1, 2001	211,000

Total	$12,205,000

Revolving Lines of Credit and Term Loan Facility - On August 10, 1999, the Company entered into a Loan and Security Agreement (the “Agreement”) for a total credit facility of up to $5,000,000, limited to the available borrowing base, which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001, with three one-year renewals at the lender’s option.  On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000.  In connection with this amendment, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 25,000 shares of the Company's common stock (Note 10).  The fair value assigned to these warrants of $115,000 was accounted for as a debt discount and amortized over the period of the term loan.  Amortization totaling $115,000 is included in debt discount amortization expense.  At December 31, 2000, there was no available unused balance under the Agreement.  In February 2001, the entire outstanding balance of the Agreement of $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale (Note 14).

Convertible Notes Payable - In July 2000, the Company completed a $5,000,000 convertible debt offering (the "$5,000,000 Convertible Notes") with certain private investors, who are stockholders, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The $5,000,000 Convertible Notes bear annual interest of 9.5%.  Principal and interest are due at maturity on December 30, 2000, if not converted earlier.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per-share price of a Qualified Financing consummated prior to the maturity date.  A Qualified Financing is defined as an equity financing in which the Company raises at least $7,000,000.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  The Company recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature and based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense. As discussed in Note 15, the maturity date of this debt was extended to August 2002.

In November 2000, the Company's Chairman and principal stockholder provided a $1,000,000 line of credit to the Company in the form of a convertible note (the “Convertible Note”).  The Company may draw upon the line of credit from time to time as needed.  As of December 31, 2000, the Company had drawn $900,000 on the line of credit.  The Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender has not yet made such demand.  In connection with the Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of the Company's common stock at $.01 per share.  The Company recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount will be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $75,000 was recorded as interest expense through December 31, 2000.

In December 2000, the Company issued $1,500,000 in convertible notes to two of its stockholders (the “Convertible Notes’), one of which currently serves on the Company's Board of Directors and one of which formally served on the Company's Board of Directors. The Convertible Notes are convertible at the lenders’ option at $.50 per share.  The Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the Convertible Notes within 30 days after the IPS sale; however, the lenders have not yet made such a demand.  In connection with the Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company's common stock at $.01 per share.  The Company recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Notes.  This discount will be amortized into interest expense over the life of the Convertible Notes.  Debt discount amortization of $125,000 was recorded as interest expense in December 2000.

Notes Payable - ESOP - As part of the IPS acquisition (Note 3), the Company is the guarantor on a note payable to a financial institution for a loan made to an ESOP sponsored by the Company (the “ESOP Loan”).  The ESOP Loan bears annual interest at 8.02%; is due in monthly installments of principal and interest, as detailed in the agreements, payable through July 2005; and is secured by accounts receivable, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company.  As a result of the IPS sale (Note 14), the ESOP Loan was transferred to the acquirer effective January 1, 2001.

Notes Payable - Other - In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable.  Under these new terms, the Company is required to make equal monthly payments of $25,000 through January 2002 and $75,000 per month from January 2002 until the amount is repaid in full.

Debt Defaults - As of December 31, 2000, the Company was in technical default on its lines of credit, the ESOP Loan, the $5,000,000 Convertible Notes, and other notes payable.  These creditors had asserted the defaults under the loan agreements.  As discussed above, subsequently, the line of credit was paid in full, the ESOP Loan was transferred, the maturity date of the $5,000,000 Convertible Notes was extended to August 2002, and the $1,933,000 of other notes payable was renegotiated.

8.          INCOME TAXES

Prior to the reverse merger in January 1999, the Company was an S Corporation for tax purposes.  Based on C Corporation status for tax purposes beginning in 1999, deferred income tax benefits total approximately $10,000,000 at December 31, 2000, arising principally from the tax benefits of net operating loss carryforwards, and are fully reserved until recoverability in the future is reasonably assured.

9.          LEASES AND OTHER COMMITMENTS

Leases - The Company leases office space under a noncancelable operating lease.  Total rent expense for the years ended December 31, 2000 and 1999, was approximately $1,328,800 and $119,231, respectively.  Minimum future rental commitments under operating leases at December 31, 2000, are as follows:
2001	$1,174,000
2002	1,197,000
2003	1,184,000
2004	1,167,000
2005	1,056,000
Thereafter	2,436,000

Total	$8,214,000

Employment Contracts - In connection with the reverse merger (Note 2), the Board of Directors of the Company had approved five-year employment agreements with three key employees.  As of December 2000, each of these three employees had left the Company.  As a result, the Company recorded an accrued severance amount to reflect the Company's obligations to these former employees.  In addition, one of these employees, the Company's Chief Executive Officer and Vice Chairman, as part of his separation package, was conditionally granted shares of the Company's common stock with a total value at the time of issuance of $450,000.  These shares are to be issued only upon the successful completion of a secondary offering by the Company.  The Company will record an additional charge of $450,000 in the period in which it becomes probable that it will complete a secondary offering.

In connection with the acquisitions discussed in Note 3 and other agreements with new senior management, the Company entered into various employment agreements, some of which expire on various dates from November 2002 to December 2004, and continue thereafter on a year-to-year basis.  Generally, these agreements include a noncompete provision for the term of the agreement and one year thereafter.  These agreements also include severance provisions, under which the Company is contingently liable as of December 31, 2000, for a total of $1,462,000.  These amounts would become payable if the employees were terminated under certain conditions.

10.        CAPITAL STOCK

Common Stock Sales and Grants - In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private investors led by Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. for $11,300,000 ($5.00 per share).  The transaction resulted in certain stockholder rights being granted to the investors, including a right to request registration of the shares at the Company's expense.  In August 2000, the investor group exercised its right to request registration of the shares.  In connection with the transaction, the Company paid a commission to an organization that facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share.  The warrants were valued at $22,000 based on an independent valuation and are exercisable for a period of three years from the date of issuance.

In September 2000, the Company sold 2,000,000 shares of unregistered common stock to certain private equity investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P., for $2,000,000 ($1.00 per share).  The stock purchase agreement provided for two additional board members to be appointed by the investors.  Such appointments were made in September and October 2000.  The purchase agreement also required the Company to immediately register the shares of common stock that were issued.  The investors have agreed to a six-month lockup period, which prevents them from selling the shares of common stock acquired in this transaction during that period.

In June 2000, the Company entered into a severance agreement with one of its employees that provided for, among other things, the modification of the employee’s stock options allowing a cashless exercise of vested and unexercised stock options.  As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the exercise date during the three months ended June 30, 2000, of $475,600 based on the difference between the exercise price and the quoted market price of the underlying stock.  The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

In November 1999, the Company reserved 190,000 unregistered shares of its common stock for grants to two of its board members for their participation on the Company's Board of Directors.  The shares were issued to each board member in equal installments at the end of each quarter through December 31, 2000.  The Company recorded the value of the shares issued each quarter at the average quoted market price of the stock for the period in which the stock was issued, which resulted in stock-based compensation of $2,936,400 for 142,500 shares issued to these board members during 2000.

During 1999, the Company granted 1,147,500 shares of common stock, valued at $3,549,000 in exchange for consulting services from various consulting firms, which was recorded by the Company in its 1999 operating expenses.  Also, 2,304,700 common shares valued at $726,000 were exchanged for consulting services performed by various consulting firms for LEI in connection with the reverse merger (Note 2).  This transaction resulted in the Company recording an additional investment in LEI of $725,981.

ESOP Shares - In connection with the IPS acquisition in June 2000, the Company assumed an ESOP from IPS and issued 607,000 shares of common stock to the ESOP (“ESOP shares”).   On the date of acquisition, the Company recorded unearned compensation of $9,445,000 related to 493,220 ESOP shares issued, but not yet committed to be released by the ESOP’s trustee.  During the period from acquisition to December 31, 2000, a total of $466,000 in compensation expense was recorded for 43,949 ESOP shares committed to be released at an average share price of $10.60 per share.  ESOP shares not committed to be released are not considered to be outstanding and are excluded in earnings per share calculations.  As a result of the IPS sale (Note 14), the ESOP shares were returned to the Company in February 2001.

Common Stock Warrants - In November and December 2000, the Company issued with Convertible Notes (Note 7) warrants for the purchase of 5,000,000 shares of its common stock at an exercise price of $.01 per share.  The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $2,400,000, as a discount to the Convertible Notes.

In March 2000, the Company issued warrants for the purchase of 40,000 shares of its common stock to two advisory board members for services to be rendered from April 2000 to March 2002.  The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant.  The warrants vest over the service period as follows:  one-third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversaries of the grant date.  The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,000, as unearned compensation on the date of grant.  The Company is amortizing this amount as compensation expense over the consulting period and is revaluing the warrants over the consulting period.  The Company revalued the warrants at December 31, 2000, and based on a lower stock price, it reduced the amount of the unearned compensation to zero.  As a result of the decrease in stock value over the period, the Company recorded no stock-based compensation related to the warrants during 2000.

In May 2000, the Company issued warrants for the purchase of 150,000 shares of its common stock to a member of the Board of Directors for services to be rendered from May 2000 to April 2002.  The warrants have an exercise price of $19.00 and are exercisable for five years from the date of grant.  The warrants vest over the service period as follows:  one-third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversaries of the grant date.  Since the warrants were issued to a member of the Board of Directors for services as a director, and the exercise price equaled the fair market value of the common stock on the date of issuance, no compensation expense was recorded related to these warrants.

In April 2000, the Company issued to a client’s venture capital affiliate a warrant to purchase 500,000 shares of its common stock at an exercise price of $22.00 per share.  The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date.  The Company determined the value of the warrant to be $4,843,000 based on the Black-Scholes model.  The warrant was issued contemporaneously with the negotiation of a consulting agreement between the Company and the client, under which the Company could receive estimated fees totaling $3,100,000 over the next three years.  However, the agreement provided the client with the right of cancellation for convenience.  At June 30, 2000, there was no assurance that the client would continue to engage the Company under the agreement or would enter into any additional agreements in the future; accordingly, the Company recorded the estimated value of the warrant as stock-based compensation of $4,843,000 during the three months ended June 30, 2000.  The client canceled the consulting agreement in January 2001.

In July 2000, the Company issued warrants for the purchase of 17,000 shares of its common stock to the management company that helped the Company locate its new corporate headquarters.  The warrants have an exercise price of $22.75 per share and are exercisable for five years from the date of grant.  One-third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversaries of the grant date.  The Company recorded the value of these warrants based on the Black-Scholes model, totaling $154,000, as an expense in the period the warrants were issued.

Warrants to purchase 25,000 common shares were granted in 1999 with the term loan (Note 7).  The shares can be purchased any time prior to March 31, 2005, at an exercise price of $11.70 per warrant share.  A fair value of $115,000 was assigned to these warrants at the date of grant.

Stock Options - In February 1999, the Board of Directors approved the 1999 Employee Stock Option Plan (the “Plan”).  The Board reserved 3,000,000 shares of common stock for issuance under the Plan.  Under the terms of the Plan, options to purchase common stock may be granted at the discretion of the Company's compensation committee and may be subject to certain restrictions.  In May 2000, this number of shares reserved was increased to 7,500,000.

Options generally vest over a three-year life, except for 420,000 options granted in November 1999 to certain employees that had a one-year vesting period and 400,000 options granted to an employee in December 2000 that had a six-month vesting period.  The 400,000 options granted in December 2000 were granted at an exercise price of $.125 per share; accordingly, the Company recorded unearned compensation of $400,000 based on the market price of the common stock on the grant date.  The Company recorded $67,000 of amortization of the unearned compensation, and on January 4, 2001, the employee left the Company; therefore, in January 2001, the Company reversed the remaining unearned compensation related to these options.  This employee exercised the vested portion of the options, which was 66,668 options in January 2001.  All other options granted under the Plan were granted at prices equal to the fair value of the common stock at the grant date.  All options expire 10 years after the date of grant.  At December 31, 2000, there were 6,657,441 options outstanding and 798,474 options available for grant under the Plan.

A summary of the Plan is as follows:
	2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	2,633,900	$3.60		$ -
Granted	6,739,359	7.92	2,633,900	3.60
Exercised	(44,085)	2.15
Expired	(2,671,733)	6.48

Options outstanding at year-end	6,657,441	7.84	2,633,900	3.60

Options exercisable at year-end	1,736,757	6.11	-

The following table summarizes information about stock options outstanding at December 31, 2000:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/00	Weighted Average Remaining Contractual Life (In Months)	Weighted Average Exercise Price	Number Exercisable at 12/31/00	Weighted Average Exercise Price

$.125 to $.125	400,000	5	$0.125	66,668	$0.125
$.52 to $.68	115,154	31	0.65	9,391	0.59
$.94 to $1.19	2,478,343	24	1.06	943,522	1.06
$1.56 to $2.00	1,011,985	32	1.97	191,780	1.99
$2.49 to $3.60	26,462	31	2.71	4,140	2.75
$5.42 to $7.81	33,458	23	6.63	11,760	6.73
$9.03 to $13.38	414,620	27	13.31	114,860	13.32
$13.63 to $19.94	1,619,019	30	17.66	256,200	17.67
$20.25 to $24.00	558,400	29	23.37	138,436	22.22

	6,657,441			1,736,757

Pro Forma Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.  Compensation cost was recognized for the Company's stock option plans only when the options were granted to employees at an exercise price that was below the fair value of the stock on the grant date.  SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at the estimated fair value of the options at the grant date, but allow disclosure as an alternative.  The pro forma disclosure as if the Company had adopted the cost recognition requirements under SFAS No. 123 for options granted to employees in 2000 and 1999 is presented below.  The pro forma compensation cost may not be representative of that expected in future years.
	2000	1999

Loss from continuing operations:
As reported	$(72,604,000)	$(5,938,000)

Pro forma	(96,042,000)	(6,605,000)

Per share - basic and diluted:
As reported	(2.73)	(.28)

Pro forma	(3.62)	(.31)

In the pro forma calculations, the weighted average fair value of options granted to employees in 2000 and 1999 was estimated at $8.85 and $2.00 per share, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:  (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the American Stock Exchange for the period from April 1999 through December 2000, which market price volatility averaged 223% and 78% in 2000 and 1999, respectively; (ii) expected dividend yield of 0%; (iii) expected option term ranging from six months to three years; and (iv) risk-free interest rate of 5.5% and 6.0% in 2000 and 1999, respectively.

IPS Options - In the IPS acquisition, the Company granted options to purchase 1,082,060 shares of its common stock, which were valued as part of the purchase price (Note 3) based on the Black-Scholes model and, therefore, are not included in the above pro forma amounts.  In the sale of IPS (Note 14), these options were canceled.

Preferred Stock - The Company has authorized 5,000,000 shares of preferred stock, $.01 par value; no shares were issued at December 31, 2000.

11.        STOCK-BASED COMPENSATION AND COSTS

Stock-based compensation and costs for the years ended December 31 are as follows:
	2000	1999

Stock granted to:
Directors	$2,936,400	$ -
Consultants		3,549,000

Warrants granted to client and others	4,997,000

Amortization of unearned compensation for:
Options to employees	67,000
ESOP shares released	466,000

Stock issued with cashless exercise of options	475,600

Total	$8,942,000	$3,549,000

12.        EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees.  The Company does not match employee contributions.

13.        CONCENTRATION OF CREDIT RISK

Purchases from three significant venders related to the technology integration portion of the Company's business represented 36%, 30% and 17% of total cost of revenues for 1999.  No vender represented more than 10% of cost of revenues during 2000.  Sales to significant customers as a percentage of the Company's accounts receivable and total revenues for 2000 and 1999 are as follows:
	As a Percentage of Trade Receivables at December 31, 2000	As a Percentage of Revenues at December 31,
		2000	1999

Customer A	10%	6%	- %
Customer B	9	8
Customer C		1	20
Customer D			13
Customer E			11

14.        SUBSEQUENT SALE OF IPS

Effective January 1, 2001, with a closing date of February 5, 2001, the Company sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan.  The consideration for the sale was (1) the return of an aggregate 750,346 shares of the Company's common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable, to a financial institution for the ESOP financing.  The stock purchase agreement provided that 143,323 shares of the 750,346 shares of the Company's common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing.  In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of the Company's common stock on the day before the setoff.  In the event of a setoff, the Company has agreed to immediately register the setoff shares.  Based on audited financial results of IPS, no such setoff occurred.

The sale of IPS resulted in write-offs of goodwill with a noncash charge to income of approximately $24,040,000 in the fourth quarter ended December 31, 2000.  IPS was included in the Company's accompanying results of operations since IPS’s acquisition in June 2000.  Pro forma results of operations for 2000 and 1999 in Note 3 exclude IPS.

The pro forma balance sheet as though the sale of IPS had occurred, the $5,700,000 in cash had been received and the $2,275,000 related to the revolving line of credit and term note had been paid as of December 31, 2000, is as follows:
		Pro Forma		Pro Forma,
	Consolidated	Adjustments		Excluding
	as Reported	for IPS Sale		IPS

Current assets:
Cash	$1,435,000	$3,425,000	{a}	$3,555,000
		(1,305,000)	{b}
Trade receivables, less allowance	5,345,000	(3,035,000)	{b}	2,310,000
Other current assets	373,000	(94,000)	{b}	279,000

Total current assets	7,153,000	(1,009,000)		6,144,000

Property and equipment - net	2,765,000	(536,000)	{b}	2,229,000
Goodwill - net	13,077,000	(7,643,000)	{c}	5,434,000
Restricted cash and other noncurrent assets	1,781,000	(1,115,000)	{b}	666,000

Total	$24,776,000	$(10,303,000)		$14,473,000

Liabilities:
Revolving line of credit and term note	$3,434,000	$(1,159,000)	{b}	$ -
		(2,275,000)	{a}
Notes payable - other	7,005,000	(4,861,000)	{b}	2,144,000
Notes payable to stockholders	5,200,000			5,200,000
Accounts payable	4,911,000	(858,000)	{b}	4,053,000
Accrued expenses and other current liabilities	3,732,000	(1,150,000)	{b}	2,582,000

Total liabilities	24,282,000	(10,303,000)		13,979,000

Stockholders’ equity	494,000			494,000

Total	$24,776,000	$(10,303,000)		$14,473,000

Explanations of pro forma adjustments:
{a}	Net proceeds received of $5,700,000 less payment of $2,275,000 related to revolving line of credit and term note (Note 7). The uses of the remaining net proceeds of $3,425,000 required by the trade creditors have not been included in these pro forma adjustments.

{b}	Balance sheet amounts of IPS at December 31, 2000.

{c}	Goodwill applicable to IPS.

15.        FINANCIAL RESTRUCTURING

In February 2001, the Company adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization.

Effective January 1, 2001, with a closing date of February 5, 2001, the Company sold all of the issued and outstanding stock of IPS (Note  14).  The consideration included $5,700,000 in cash, which was used to pay off debt totaling $2,275,000, with the remaining balance used to fund the working capital needs of the Company, such as payroll and current accounts payable.

In February 2001, the Company hired a consulting group to assist in designing and executing a payment plan with its unsecured creditors.  This plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group of creditors over time up to 60% of the original unsecured accounts payable or accrued severance costs, with the possibility of certain further reductions in the amount to be paid based upon the acceleration of payments over what is originally called for in the plan requirements. The Company has received consents from creditors with unsecured accounts payable totaling $2,700,000.

In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002 (Note 7).

On June 21, 2001, the Company executed a Promissory Note (the “Note”) with certain existing shareholders with an initial funding of $800,000.  The Note, once fully funded, will be for no less than $2,000,000.  The Note is for a term of one year and has a stated interest rate of 8%.  The Note has an ultimate right to convert the outstanding balance, plus any accrued interest, into shares of cumulative 8% Series A Convertible Preferred Stock (“Preferred Stock”) at a conversion price equal to $.25 per share (“Original Purchase Price”).  In the event of any liquidation or dissolution of the Company, the holders of the Preferred Stock will be entitled to receive an amount equal to three times the Original Purchase Price along with all accrued but unpaid dividends.  These shares of Preferred Stock are further convertible, at the option of the holders, at any time, into shares of common stock at a conversion price equal to $.25 per share.

On July 20, 2001, the Company reached an agreement related to the $5,000,000 Convertible Notes Payable (Note 7), which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms are to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 will be assessed and payable in February 2002.

In view of the cost reduction strategy, renegotiations of debt terms and subsequent financings discussed above, management believes that the Company will continue as a going concern through the remainder of 2001.  There can be no assurance that these events will provide the necessary working capital to fulfill the Company's needs; therefore, additional reductions or additional sources of funds may be necessary in early 2002.

******