Form 10-Q
period 2001-03-31
EPICEDGE INC
filed 2001-08-24
CIK 313041

UNITED STATES
SECURITIES AND EXCHANGE COMISSION
Washington, D.C. 20549

Form 10-Q

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-9129

EPICEDGE, INC.
Formerly Known as Design Automation Systems, Inc.
(Exact name of Registrant as specified in its charter)

TEXAS	75-1657943
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or organization)

5508 Hwy. 290 West Suite 300
Austin, TX 78735
512-261-3346
(Address and telephone number of principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed  by  Section  13 or 15 (d) of the  Securities  Exchange  Act of 1934 during the preceding 12 months (or for such shorter  period that the  Registrant was  required  to file  such  reports),  and  (2) has  been  subject  to  filing requirements for the past 90 days.    ☒Yes    ☐No

The number of shares of common stock of the Registrant outstanding at August 2, 2001 was 28,495,050.

EPICEDGE, INC.
FORM 10-Q
FOR THE QUARTER ENDED March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EPICEDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	March 31, 2001	December 31, 2000

Current Assets:

Cash and cash equivalents	$1,370,00	$1,435,000
Trade receivables	2,496,000	6,112,000
Allowance for doubtful accounts	(672,000)	(767,000)

Other current assets	523,000	373,000

Total Current Assets	3,717,000	7,153,000

Property and equipment, net	2,252,000	2,765,000
Goodwill, net	4,216,000	13,077,000
Other non current assets	302,000	1,781,000

TOTAL	$10,487,000	$24,776,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable	$7,671,000	$15,639,000
Accounts payable	3,752,000	4,911,000
Accrued expenses and other current liabilities	2,625,000	3,732,000

Total Current Liabilities	14,048,000	24,282,000

Shareholders’ Equity (Deficit):

Common stock	292,000	296,000
Common stock warrants	7,534,000	7,534,000
Additional paid in capital	73,061,000	81,908,000
Treasury stock	(631,000)	(398,000)
Unearned compensation		(333,000)
Unearned compensation – IPS’ ESOP		(8,979,000)
Accumulated deficit	(83,817,000)	(79,534,000)

Total Shareholders’ Equity (deficit)	(3,561,000)	494,000

TOTAL	$10,487,000	$24,776,000

See notes to condensed consolidated financial statements.

EPICEDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,

	2001	2000

REVENUES:
Professional services	$3,138,000	$1,844,000
Technology integration	0	4,945,000

Total revenues	3,138,000	6,789,000

COST OF REVENUES:
Professional services	2,423,000	1,214,000
Technology integration	0	4,326,000

Total cost of revenues	2,423,000	5,540,000

GROSS PROFIT	715,000	1,249,000

OPERATING EXPENSES:
Selling, general and administration	977,000	1,997,000
Compensation and benefits	1,969,000	1,960,000
Depreciation and amortization	1,452,000	441,000

Total operating expenses	4,398,000	4,398,000

OPERATING LOSS	(3,683,000)	(3,149,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(600,000)	0
Interest expense	(81,000)	(91,000)
Interest income	0	25,000
Other	6,000	10,000

	(675,000)	(56,000)

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(4,358,000)	(3,205,000)
INCOME FROM DISCONTINUED OPERATIONS	0	1,000

EXTRAORDINARY ITEM – Gain on Debt Restructuring	75,000

NET LOSS	$(4,283,000)	$(3,204,000)

Loss Per Share – basic and diluted; continuing operations before extraordinary item	$(0.15)	$(0.13)

Extraordinary item	—	—

Net loss per share	$(0.15)	$(0.13)

Weighted Average Shares Outstanding	29,084,008	24,243,761

See notes to condensed consolidated financial statements.

EPICEDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,

	2001	2000

Operating Activities:
Net loss from continuing operations	$(4,358,000)	$(3,204,000)
Non-cash items in net loss:
Depreciation and amortization	1,452,000	406,000
Debt discount amortization	600,000
Changes in operating assets and liabilities, net of effects of purchase and sale of subsidiaries:
Accounts receivable	486,000	1,160,000
Prepaid and other assets	(76,000)
Accounts payable	(183,000)	(2,167,000)
Accrued expenses and other liabilities	(814,000)	516,000
Other		(205,000)

Net cash used in operating activities	(2,893,000)	(3,494,000)

Investing Activities:

Purchase of property and equipment	(257,000)	(341,000)
Cash for acquisitions		(417,000)
Cash from sale of subsidiary	5,700,000

Net cash provided by (used in) investing activities	5,443,000	(758,000)

Financing Activities:

Net proceeds from the issuance of common stock		11,300,000
Repurchase of common stock, net	(141,000)
Repayment of debt	(2,474,000)	(240,000)

Net cash (used in) provided by financing activities	(2,615,000)	11,060,000

(Decrease) Increase in cash and cash equivalents	(65,000)	6,808,000

Cash and cash equivalents, beginning of period	1,435,000	1,517,000

Cash and cash equivalents, end of period	$1,370,000	$8,325,000

See notes to condensed consolidated financial statements.

EPICEDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by EpicEdge, Inc.(the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.  The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

In connection with the Company's acquisitions, the Company has recorded goodwill that was being amortized on a straight-line basis in 1999 and 2000 over an eight-year period. Goodwill represents the amount that the Company paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets, less impairment write-offs. At March 31, 2001, the unamortized portion of these intangibles was approximately $4.2 million, which represented 40.9% of total assets.

The Company periodically reviews the carrying value and recoverability of its unamortized goodwill and other intangible assets for impairment. If conditions suggest that the goodwill or other intangible assets may be impaired, the carrying value of these assets are evaluated and adjusted as necessary by an immediate charge against income during the period of the adjustment. Goodwill impairment write-offs of $36,440,000 were recognized in the fourth quarter 2000.  After this write-off, the remaining goodwill relates fully to the acquisitions made in 1999.  The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In evaluating impairment, a principal factor considered is the failure to achieve expected cash flows from the related operations.  Based upon these factors, during the quarter ended March 31, 2001, the Company decreased the amortization period of the original goodwill to approximately 32 months beginning in the current quarter.  For future quarters, the Company will amortize approximately $1,217,000 quarterly.

2.          Acquisitions

In March 2000, the Company acquired all the outstanding common shares of The Growth Strategy Group, Inc. (“Growth Strategy”), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company's common stock valued at $6,076,800 and $375,000 in cash.  Goodwill of $6,100,000 was recorded related to this acquisition.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Growth Strategy’s goodwill as of December 31, 2000. Accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000.

The operations of this acquired entity are included in the Company's operations from its acquisition date.

The unaudited consolidated results of operations on a pro forma basis as though the above acquisition was made and the related common shares were issued as of the beginning of the Company's fiscal year 2000 are as follows:
Three Months Ended March 31, 2000

Revenues	$7,004,358

Loss from continuing operations	$(3,350,070)

Per share	$(0.14)

Weighted average common shares outstanding	24,426,398

In June 2000, the Company acquired all of the issued and outstanding stock of IPS, a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of the Company's common stock, options to purchase 1,082,060 shares of the Company's common stock and the assumption of net liabilities of $2,940,000.  The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000.  The Company also assumed an employee stock ownership plan (“ESOP”) from IPS, and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP.   The Company recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP, but not yet committed to be released by the ESOP’s trustee.  This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released.  In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000. The note is secured by the accounts receivable, investments, and property and equipment of IPS.  Goodwill of $34,240,000 was recorded related to this acquisition.  Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000.  As discussed elsewhere in this Form 10-Q, IPS was sold effective January 1, 2001, at a substantial loss.  This loss was recorded in the financial statements as of December 31, 2000.

In connection with the IPS acquisition, the Company paid a commission of $300,000 in cash to an organization that facilitated the execution of the transaction and issued 25,065 unregistered shares of the Company's common stock valued at $576,000 all of which was recorded as part of the cost of the IPS acquisition.

3.          Financial Restructuring and Related Matters

Effective January 1, 2001, with a closing date of February 5, 2001, the Company sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan.  The consideration for the sale was (1) the return of an aggregate 740,260 shares of the Company's common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable to a financial institution for the ESOP financing of $4,861,000.  The stock purchase agreement provided that 143,323 shares of the 740,260 shares of the Company's common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing.  In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of the Company's common stock on the day before the setoff.  In the event of a setoff, the Company has agreed to immediately register the setoff shares.  Based on audited financial results of IPS, no such setoff occurred.

The sale of IPS resulted in write-offs of goodwill with a noncash charge to income of approximately $24,040,000 in the fourth quarter ended December 31, 2000.  IPS was included in the Company's results of operations since IPS’s acquisition in June 2000.

In the first quarter 2001, the Company received the above described proceeds, cancellation of inter-company payables and receivables with IPS, along with the return of 740,260 shares now in Treasury, in exchange for the transfer of assets of $6,085,000 and liabilities of $8,028,000.  In addition, with the return of the shares held by the ESOP, a reduction in unearned compensation of $8,979,000 associated with these unreleased ESOP shares was recorded as a charge against the additional paid in capital arising from the IPS acquisition.

The net proceeds from the sale of IPS were used to pay off the secured debt of $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan with our unsecured creditors.  This plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate its return back to a cash flow positive position. To date the Company has received consents from unsecured creditors, which total approximately $ 2.9 million.

In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

On June 21, 2001, the Company executed  letter agreements and promissory notes (the “Notes”) with certain existing shareholders with an initial funding of $800,000.  The Notes, once fully funded, will be for no less than $2,000,000.  The Notes are for a term of one year and have a stated interest rate of 8%.  The Notes have an ultimate right to convert the outstanding balance, plus any accrued interest, into shares of cumulative 8% Series A Convertible Preferred Stock (“Series A Preferred Stock”).  In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive at their option, either (a) an amount equal to two and one-half (2½) times the original purchase price along with all accrued but unpaid dividends or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  These shares of Series A Preferred Stock are further convertible, at the option of the holders, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value.

In July 2000, the Company completed a $5,000,000 convertible debt offering (“Convertible Notes Payable”) with certain private investors.  The Convertible Notes Payable bear annual interest at 9.5%.  Principal and interest was due at maturity on December 31, 2000.  On July 20, 2001, the Company reached an agreement related to the Convertible Notes Payable, which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the Convertible Notes Payable shall be exchanged into Series B Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  These Series B Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In October 2000, the Company reduced its workforce by 43 full-time positions, or 14% of our workforce at that time.  In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in the Company’s workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force.  Due to the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, the Company expects to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the expected effect or occur in the anticipated timeframe.

4.          Capital Transactions

In the first quarter 2001 there was a reduction in unearned compensation of $8,979,000 associated with unreleased ESOP shares and an increase in treasury stock of $233,000 as a result of the sale of IPS, as more fully described elsewhere in this Form 10-Q.

In December 2000, the Company granted 400,000 options to an employee with a six (6) month vesting period.  These options had an exercise price of $0.125 per share and, accordingly, the Company recorded unearned compensation of $400,000 based upon the market price of the stock on the date of grant.  On January 4, 2001, the employee resigned his executive position; therefore, in January 2001, the Company reversed the remaining unearned compensation of $333,000 related to these options.  After resigning, this ex-employee exercised his vested portion of 66,668 options.

In 1999, the Company issued 1,100,000 shares of stock to a consulting firm for the performance of various services.  The value of these shares was recorded as an operating expense at the time of grant.  In 2000, the Company made a claim for the return of a portion of these shares as the consulting firm failed to fully execute on the original contractual arrangement as agreed.  In the first quarter 2001 this issue was settled with the return and cancellation of 480,000 shares, which was recorded at the estimated current value of the stock of $0.34 per share as of the return date.

5.          Earnings (Loss) Per Share

Earnings (loss) per basic share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding.  Stock options, warrants, and Convertible Notes of approximately 17,970,000 and 87,000 for the three months ended March 31, 2001 and 2000, respectively, were excluded from the calculation of the loss per share because the effect would have been anti-dilutive.

6.          New Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements.  The Company adopted SFAS No. 133 in the first quarter of fiscal year 2001.  The adoption of this standard did not have a material impact on the Company's financial position or results of operations.

* * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, contained elsewhere in this Form 10-Q.

This discussion contains forward-looking statements.  These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by the forward-looking statements.

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

EpicEdge, Inc. is a publicly held Texas corporation listed on the American Stock Exchange under the symbol “EDG.”  We were originally incorporated under the name Loch Exploration, Inc. in June 1979.  In April 1989, Loch Exploration, Inc. filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989.  In December 1998, Loch Exploration, Inc. transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of Loch Energy, Inc. common stock, whereby Loch Energy, Inc. became a subsidiary of Loch Exploration, Inc.  In January 1999 Loch Exploration, Inc.  acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of common stock.  In April 1999, Design Automation Systems, Inc. was merged into Loch Exploration, Inc., and Loch Exploration, Inc.  changed its name to Design Automation Systems Incorporated.  In March 2000, we changed our name to EpicEdge, Inc.  During the quarter ended September 30, 2000, we irrevocably transferred our investment in the remaining shares of Loch Energy to a designated trustee.

In 2000, we engaged in the business of providing professional services in enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom web application development of object oriented Internet applications, and implementing strategic marketing plans.  Unix systems integration was also a major line of business in 2000, providing hardware and integration services on platforms such as, SUN, IBM, and Hewlett Packard.  However, during 2000 we successfully transitioned away from system integrations and focused on professional services.

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

RESULTS OF OPERATIONS

The  following  table sets forth  certain  condensed  consolidated  statement of operations  data  expressed  as a percentage  of total  revenues for the periods  indicated:

	Three Months Ended March 31,
	2001	2000

Revenues	100.0%	100.0%
Cost of revenues	77.2	81.6

Gross margin	22.8	18.4

Operating expenses:
Selling, general and administrative	31.1	29.4
Compensation and benefits	62.7	28.9
Depreciation and amortization	46.3	6.5

	140.1	64.8

Loss from operations	(117.3)	(46.4)
Interest and other income (expense), net	(21.5)	(0.8)

Loss from continuing operations	(138.8)	(47.2)
Income (loss) from discontinued operations	-	-
Extraordinary item – gain on debt restructuring	2.4	-

Net loss	(136.4)%	(47.2)%

REVENUES

In 2000, we had two primary sources of revenue, technology integration and professional services.  However, during 2000 we successfully transitioned away from the technology integration business as a systems integrator and reseller of Unix systems providing hardware and integration services on platforms such as SUN, IBM, and Hewlett Packard.  The surviving source of revenue, professional services, which we believe has the most future profit potential, is in the business of enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom application development of open source, object oriented internet applications, and strategic marketing.

For the three months ended March 31, 2001, as compared to the three months ended March 31, 2000, total revenues decreased $3,651,000 or 53.8%, to $3,138,000 from $6,789,000.  The decrease in revenue is due primarily to system integration revenue which decreased from $4,945,000 in 2000 to $-0- in 2001.  These decreases were partially offset by increases in professional service revenue of $1,294,000, or 70.2%, to $3,138,000 in 2001 from $1,844,000 in 2000. Two customers represented 47% of total revenues in the three months ended March 31, 2001; and one customer represented 11% in the three months ended March 31, 2000. This increase in concentration is primarily the result of new long-term contracts that were entered into in the third and fourth quarter 2000 and one of which has a term through the third quarter 2007.

COST OF REVENUES and GROSS PROFIT

For the three months ended March 31, 2001, total gross profit decreased to $715,000, or 42.8%, as compared to the three months ended March 31, 2000, of $1,249,000, due to the planned elimination of system integration as a source of revenue. Although gross profit from professional services increased $85,000, or 13.5%, to $715,000 from $630,000 for the three months ended March 31, 2001 and 2000, respectively, the gross profit percentage from professional services declined to 22.8% from 34.2% for the three months ended March 31, 2001 and 2000, respectively. The higher gross margin in 2000 was the result of the completion of the final phase of “milestone” projects.  Milestone projects are those that must meet a certain contractual milestones.  Depending on the timing of the acceptance, the final phase can provide higher gross margins than those realized over the entire contract.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $1,020,000, or 51.1%, to $977,000 from $1,997,000 for the three months ended March 31, 2001, and 2000, respectively.  In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses.

Compensation and benefit expenses increased slightly by $9,000, or 0.5%, to $1,969,000 from $1,960,000 for the three months ended March 31, 2001, and 2000, respectively.  This increase is a result of non-recurring expenses that began in October 2000 with a reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001.  Due to the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

Depreciation and Amortization

In connection with the Company's acquisitions, the Company has recorded goodwill that was being amortized on a straight-line basis in 1999 and 2000 over an eight-year period. Goodwill represents the amount that the Company paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets, less impairment write-offs. At March 31, 2001, the unamortized portion of these intangibles was approximately $4.2 million, which represented 40.9% of total assets.

The Company periodically reviews the carrying value and recoverability of its unamortized goodwill and other intangible assets for impairment.  If conditions suggest that the goodwill or other intangible assets may be impaired, the carrying value of these assets are evaluated and adjusted as necessary by an immediate charge against income during the period of the adjustment.  Goodwill impairment write-offs of $36,440,000 were recognized in the fourth quarter 2000.  After this write-off, the remaining goodwill relates fully to the acquisitions made in 1999.  The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized.  Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods.  In evaluating impairment, a principal factor considered is the failure to achieve expected cash flows from the related operations.  Based upon these factors, during the quarter ended March 31, 2001, the Company decreased the amortization period of the original goodwill to approximately 32 months beginning in the current quarter.  For future quarters, the Company will amortize approximately $1,217,000 quarterly.

Debt Discount Amortization

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “November Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of March 31, 2001, we had drawn $900,000 on the line of credit.  The November Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the November Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Note.  This discount will be amortized into interest expense over the life of the November Convertible Note.  Debt discount amortization of $225,000 was recorded for the three months ended March 31, 2001.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formally served on our Board of Directors.  The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount will be amortized into interest expense over the life of the December Convertible Notes.  Debt discount amortization of $375,000 was recorded for the three months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company’s primary sources of liquidity were cash and cash equivalents of $1,370,000 and net accounts receivable of $1,800,000.

As of December 31, 2000, our primary sources of liquidity were cash and cash equivalents of $1,435,000 and net accounts receivable of $5,345,000.  We also relied on amounts available under lines of credit totaling $3,434,000 with two financial institutions.  There were no additional amounts available under the lines of credit on December 31, 2000.  We had executed and in place three lines of credit totaling $6.5 million with three financial institutions.  We could draw on the lines of credit based on a borrowing base that is 85% of eligible accounts receivable. Amounts outstanding under the lines of credit bear interest ranging from the prime rate plus 0.5% to the prime rate plus 2.5%.  The lines of credit were secured by accounts receivables, inventory, investments and property and equipment. The outstanding balance on the lines of credit was $3,434,000.  We also were the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by us (the "ESOP loan").  The ESOP loan bears annual interest at 8.02% and is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company.  The outstanding balance of the ESOP loan at December 31, 2000 was $4,861,000.  At December 31, 2000, we were in technical default of our lines of credit and the ESOP loan and the creditors had asserted the default under the loan agreements. The financial institutions agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2001 to allow us time to either replace the lines of credit with new creditors or repay the outstanding balances.  In February 2001, $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale as discussed more fully elsewhere in this Form 10-Q; the remaining $1,159,000 and entire ESOP loan were assumed by the acquirer in the IPS sale transaction.

Net cash used in operating activities was $2,893,000 for the three months ended March 31, 2001, as compared to $3,494,000 at March 31, 2000.  The difference was primarily due to losses from operations, net of the increase in non-cash items for depreciation and amortization, a decrease in accounts payable, timing of payments to vendors and consultants, and operating payments to brokers and attorneys all related to the equity funding in February 2000.

Net cash provided by investing activities was $5,443,000 for the three months ended March 31, 2001, as compared to net cash used in investing activities of $758,000 for the three months ended March 31, 2000.  This was primarily due to the proceeds received with the sale of IPS as opposed to the cash used in the aforementioned acquisition of Growth Strategy of $375,000 in 2000.

Net cash used in financing activities was $2,615,000 for the three months ended March 31, 2001, as compared to net cash provided by financing activities of $11,060,000 for the three months ended March 31, 2000.  This difference was primarily a result of the $11,300,000 equity funding in February 2000, which was offset in part by scheduled payments made against notes payable in the current year.

On June 21, 2001 the Company executed  letter agreements and promissory notes (the “Notes”) with certain existing shareholders with an initial funding of $800,000.  The Notes, once fully funded, will be for no less than $2,000,000.  The Notes are for a term of one year and have a stated interest rate of 8%.  The Notes have an ultimate right to convert the outstanding balance, plus any accrued interest, into shares of cumulative 8% Series A Convertible Preferred Stock (“Series A Preferred Stock”).  In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive at their option, either (a) an amount equal to two and one-half (2½) times the original purchase price along with all accrued but unpaid dividends or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  These shares of Series A Preferred Stock are further convertible, at the option of the holders, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value.

In July 2000, the Company completed a $5,000,000 convertible debt offering (“Convertible Notes Payable”) with certain private investors.  The Convertible Notes Payable bear annual interest at 9.5%.  Principal and interest was due at maturity on December 31, 2000.  On July 20, 2001, the Company reached an agreement related to the Convertible Notes Payable, which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the Convertible Notes Payable shall be exchanged into Series B Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  These Series B Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In October 2000, the Company reduced its workforce by 43 full-time positions, or 14% of our workforce at that time.  In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in the Company’s workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force.  Due to the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, the Company expects to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the expected effect or occur in the anticipated timeframe.

RESTRUCTURING PLAN

Effective January 1, 2001, with a closing date of February 5, 2001, the Company sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan.  The consideration for the sale was (1) the return of an aggregate 740,260 shares of the Company's common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable, to a financial institution for the ESOP financing.  The stock purchase agreement provided that 143,323 shares of the 740,260 shares of the Company's common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing.  In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of the Company's common stock on the day before the setoff.  In the event of a setoff, the Company has agreed to immediately register the setoff shares.  Based on audited financial results of IPS, no such setoff occurred.

The sale of IPS resulted in write-offs of goodwill with a noncash charge to income of approximately $24,040,000 in the fourth quarter ended December 31, 2000.  IPS was included in the Company's results of operations since IPS’s acquisition in June 2000.

In the first quarter 2001, the Company received the above described proceeds, cancellation of inter-company payables and receivables with IPS, along with the return of 740,260 shares now in Treasury, in exchange for the transfer of assets of $6,085,000 and liabilities of $8,028,000.  In addition, with the return of the shares held by the ESOP, a reduction in unearned compensation of $8,979,000 associated with these unreleased ESOP shares was recorded as a charge against additional paid in capital.

The net proceeds from the sale of IPS were used to pay off the secured debt of $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

In February 2001, we hired a consulting group to assist in designing and executing a repayment plan with our unsecured creditors.  This plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate our return back to a cash flow positive position. To date we have received consents from unsecured creditors, which total approximately $2.9 million.

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

At March 31, 2001, we had a working capital deficit of $10,331,000.  Additionally, over the preceding two years we have completed several acquisitions that have placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations.  Management is currently in the process of raising additional financing to meet planned working capital requirements.  In the event that we are unable to obtain additional financing on terms that are acceptable to us, then we will have to modify our business plan to reduce future cash outflows to enable us to meet our liquidity requirements for the next twelve months.  Furthermore, we will require additional cash to meet our short- and long-term liquidity requirements and to execute our current business plan.

Management expects that the execution of the unsecured creditor plan, the promissory Notes and the expected results from future operations will provide the working capital necessary to enable us to continue to implement our business plan for the next twelve months.  There can be no assurance that these events will provide the necessary working capital to fulfill our needs; therefore, additional reductions or additional sources of funds may be necessary in 2002.  These uncertainties could have a material adverse affect on our ability to execute our current business plan.

Investment Considerations

The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

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

             Our Market is Highly Competitive and We May Not Be Able to Continue to Compete Effectively.

             The business and technology consulting market in which we operate includes a large number of companies and is highly competitive.  Our primary competitors are large accounting and consulting firms and systems consulting and implementation firms.  We compete to a lesser extent with specialized e-business consulting firms, strategy-consulting firms, other package technology vendors, and internal information systems groups. Furthermore, the competitive landscape is changing rapidly.  We compete for client engagements against companies with far larger revenues and numbers of consultants than we have.  These larger competitors may have the ability to offer a wider range of services and to deploy a large number of professionals.  Certain other consulting firms that we competed against during 2001 and 2000 have experienced financial difficulties.  These firms may attempt to win new business by offering large pricing concessions, which could impair our ability to compete for that business.  If we cannot keep pace with the intense competition in our marketplace, our business, financial condition and results of operations could suffer.

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

             We Depend Heavily on Our Principal Clients.

             We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients.  In the first quarter 2001, five clients each accounted for more than 5% of our revenues and two accounted for 51% of our revenue.  The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year.  The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.  In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.

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

             We May Need to Raise Additional Capital, Which May Not Be Available.

             Although we have recently received $800,000 of initial funding under a Promissory Note which is agreed to be no less than $2,000,000 and will not exceed $3,000,000, as more fully described elsewhere in this Form 10-Q, we may need to raise additional funds to continue to operate beyond 2001, and it is uncertain that we will be able to obtain additional financing on favorable terms or at all. Additionally, we have experienced a sharp decline in our stock price and as a result, any financing equity transaction will likely be highly dilutive to existing shareholders.  If we cannot raise additional capital on acceptable terms, we will not be able to implement our current operating plan or continue to operate in our existing form.  Issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations.  These uncertainties could have a material adverse affect on us.

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

             We have received a letter from The American Stock Exchange (“AMEX”) that due to the information contained in our most recent filings with the SEC and Press Releases that they are reviewing our continued listing eligibility. We met with AMEX in February and reviewed our plans and expectations with them.  However, as a result of our delay in filing of our Form 10-KSB and this first quarter 10-Q, they have suspended the trading of our stock on the AMEX.  They will re-evaluate our trading status once they have reviewed these items.

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

             Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results

             This report contains "forward-looking statements" within the meaning of section 27(a) of the Securities Act of 1933 and section 21(e) of the Securities Exchange Act of 1934 and are subject to the safe harbor provisions of those sections and The Private Securities Litigation Reform Act of 1995.  These forward-looking statements relate to expected reductions in our operating expenses, to expected increases in our revenues and earnings before non-cash and interest expenses, and to our ability to continue providing a complete range of services.  These forward-looking statements are based on management's current views and assumptions and are not guarantees of future performance.  Actual results may vary materially from those set out in the forward-looking statements.  Furthermore, such statements are subject to risks and uncertainties, including the following: our ability to raise additional capital to continue operations, the continued development of the internet as a means for commerce; unauthorized access or computer viruses affecting our information systems; our ability to keep pace with rapidly changing technologies; general economic conditions; our ability to successfully manage our growth and to integrate acquired businesses; increased competition from competitors  with  greater financial and other resources; our ability to attract and retain qualified employees; our dependence on principal clients and the effects of governmental regulation, all as more fully described in our SEC  filings.  The foregoing important factors should not be construed as exhaustive.  We undertake no obligation to update the forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item.  However, we have obligations that have fixed interest rates and, therefore, contain market rate risk.

Revolving Lines of Credit and Term Loan Facility - On August 10, 1999, the Company entered into a Loan and Security Agreement (the “Agreement”) for a total credit facility of up to $5,000,000, limited to the available borrowing base, which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001, with three one-year renewals at the lender’s option.  On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000.  In connection with this amendment, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 25,000 shares of the Company's common stock.  The fair value assigned to these warrants of $115,000 was accounted for as a debt discount and amortized over the period of the term loan.  At December 31, 2000, there was no available unused balance under the Agreement.  In February 2001, the entire outstanding balance of the Agreement of $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale.

Convertible Notes Payable - In July 2000, the Company completed a $5,000,000 convertible debt offering (the "$5,000,000 Convertible Notes") with certain private investors, who are stockholders, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The $5,000,000 Convertible Notes bear annual interest of 9.5%.  Principal and interest was due at maturity on December 30, 2000, if not converted earlier.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per-share price of a Qualified Financing consummated prior to the maturity date.  A Qualified Financing is defined as an equity financing in which the Company raises at least $7,000,000.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  The Company recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature and based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense. On July 20, 2001, the Company reached an agreement related to the $5,000,000 Convertible Notes, which were due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the $5,000,000 Convertible Notes shall be exchanged into Series B Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  These Series B Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “November Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of March 31, 2001, we had drawn $900,000 on the line of credit.  The November Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the November Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Note.  This discount will be amortized into interest expense over the life of the November Convertible Note.  Debt discount amortization of $225,000 was recorded for the three months ended March 31, 2001.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formally served on our Board of Directors.  The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount will be amortized into interest expense over the life of the December Convertible Notes.  Debt discount amortization of $375,000 was recorded for the three months ended March 31, 2001.

Notes Payable - Other - In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable.  Under these new terms, the Company is required to make equal monthly payments, which represent principal and interest at 10%, of $25,000 through January 2002 and $75,000 per month from January 2002 until the amount is repaid in full.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business.  We do not believe that any of these actions, individually or in the aggregate, will have a material adverse affect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1 (1)	Exchange Agreement by and between Loch Exploration, Inc. and Design Automation Systems Incorporated

2.2 (2)	Exchange Agreement by and between Loch Exploration, Inc. and COAD Solutions, Inc.

2.3 (2)	Acquisition Agreement of Cherokee Methane Corporation

2.4 (2)	Plan of Merger between the Company and Design Automation Systems Incorporated

2.5 (6)	Exchange Agreement between the Company and Dynamic Professional Services, LLC

2.6 (7)	Exchange Agreement between the Company and Connected Software Solutions, Inc.

2.7 (10)	Acquisition Agreement by and among the Company, EACQ, LLC and The Growth Strategy Group, Inc.

2.8 (11)	Agreement and Plan of Merger by and between the Company, EACQ, LLC and The Growth Strategy Group, Inc.

2.9 (13)	Agreement and Plan of Merger by and between the Company and IPS Associates, Inc.

2.10(14)	Asset Purchase Agreement among the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger

2.11(15)	Stock Purchase Agreement by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.

3.1 (3)	Articles of Incorporation

3.2 (4)	Amended Articles of Incorporation

3.3 (3)	By-laws

4.1 (3)	Common Stock Specimen

10.1 (4)	1999 Employee Stock Option Plan

10.2 (2)	Employment Agreement with Carl Rose

10.3 (2)	Employment Agreement with Charles Leaver

10.4 (5)	Employment Agreement with Kelly Knake

10.5 (2)	Lease Agreement

10.6 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Hall-Mark Computer Products

10.7 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Client Systems, Inc.

10.8 (2)	Indirect Value Added Reseller Agreement between the Company and Sun Microsystems Computer Corporation

10.9 (2)	IBM Business Partner Agreement for Solution Providers

10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation

10.11 (2)	Line of Credit with Finova Corporation

10.12 (9)	Agreement for Services with Optimization Group, LLC

10.13(12)	Microsystem Products Purchase Agreement

10.14(12)	Sun Channel Agreement Master Terms

10.15(12)	Ferrari/Connected Software Solutions Lease

10.16(12)	Sun Trademark and Logo Policies

10.17(12)	HP Authorized Reseller Agreement

10.18(12)	IBM Business Partner/Solutions Provider Agreement

10.19(12)	HP Agreement for Authorized Solutions Direct Resellers

10.20(12)	Office Space Lease Austin

10.21(12)	Texas Association of Realtors Commercial Lease

10.22(12)	Seattle Lease Agreement

10.23(12)	St. Louis Lease Agreement

10.24(12)	Line of Credit with Finova Corporation

10.25(14)	Convertible Bridge Loan Agreement

10.26(14)	Jeffrey Sexton Employment Agreement

10.27(14)	Warrant Purchase Agreement between the Company and FINOVA Capital Corporation

10.29 (15)	Form of Convertible Note

10.28(14)	FINOVA Warrant

10.30 (15)	Form of Warrant

10.31(16)	Termination of Employment Agreement with Chuck Leaver

21.1 (2)	List of Subsidiaries of the Registrant

23.1 (16)	Consent of independent public accountants

(1)	Filed as an exhibit to our Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

(2)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.

(4)	Filed as an exhibit to our Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to our 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed June 14, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed August 11, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed July 14, 2000 and incorporated herein by reference.

(14)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed April 16, 2000 and incorporated herein by reference.

(16)	Filed as an exhibit to our 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on March 5, 2001 reporting the expected delay in filing our Annual Report on Form 10-KSB.

SIGNATURES

In accordance  with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.

Date: August 24, 2001	By /s/ Peter B. Covert

Peter B. Covert
Vice President of Finance, and
Principal Accounting Officer