Form 10-Q
period 2001-06-30
EPICEDGE INC
filed 2001-08-28
CIK 313041

Form 10-Q

UNITED STATES SECURITIES AND EXCHANGE COMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-9129

EPICEDGE, INC.
 Formerly Known as Design Automation Systems, Inc.
(Exact name of Registrant as specified in its charter)

TEXAS	75-1657943
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification Number)

5508 Hwy. 290 West Suite 300
Austin, TX  78735
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

☒   Yes   ☐   No

The number of shares of common stock of the Registrant outstanding at August 2, 2001 was 28,495,050.

EPICEDGE, INC.
FORM 10-Q
FOR THE QUARTER ENDED June 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EPICEDGE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
ASSETS	June 30, 2001	December 31, 2000

Current Assets:

Cash and cash equivalents	$801,000	$1,435,000
Trade receivables	3,259,000	6,112,000
Allowance for doubtful accounts	(774,000)	(767,000)
Other current assets	902,000	373,000

Total Current Assets	4,188,000	7,153,000

Property and equipment, net	2,042,000	2,765,000

Goodwill, net	2,999,000	13,077,000

Other non current assets	301,000	1,781,000

TOTAL	$9,530,000	$24,776,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable	$8,971,000	$15,639,000
Accounts payable	2,747,000	4,911,000
Accrued expenses and other current liabilities	3,988,000	3,732,000

Total Current Liabilities	15,706,000	24,282,000

Shareholders’ Equity (Deficit):

Common stock – 29,262,396 shares issued and 28,495,050 shares outstanding at June 30, 2001	293,000	296,000
Common stock warrants	7,534,000	7,534,000
Additional paid in capital	73,063,000	81,908,000
Treasury stock – 767,346 shares at June 30, 2001	(631,000)	(398,000)
Unearned compensation		(333,000)
Unearned compensation – IPS’ ESOP		(8,979,000)
Accumulated deficit	(86,435,000)	(79,534,000)

Total Shareholders’ Equity (Deficit)	(6,176,000)	494,000

TOTAL	$9,530,000	$24,776,000

See notes to condensed consolidated financial statements.

EPICEDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

REVENUES:
Professional services	$3,923,000	$4,555,000	$7,061,000	$6,399,000
Technology integration	0	6,938,000	0	11,883,000

Total revenues	3,923,000	11,493,000	7,061,000	18,282,000

COST OF REVENUES:
Professional services	2,501,000	2,619,000	4,924,000	3,833,000
Technology integration	0	5,757,000	0	10,083,000

Total cost of revenues	2,501,000	8,376,000	4,924,000	13,916,000

GROSS PROFIT	1,422,000	3,117,000	2,137,000	4,366,000

OPERATING EXPENSES:
Selling, general and administration	1,137,000	2,220,000	2,114,000	3,623,000
Compensation and benefits	1,042,000	3,059,000	3,011,000	5,019,000
Stock-based compensation and costs		6,344,000		6,946,000
Depreciation and amortization	1,452,000	979,000	2,904,000	1,385,000

Total operating expenses	3,631,000	12,602,000	8,029,000	16,973,000

OPERATING LOSS	(2,209,000)	(9,485,000)	(5,892,000)	(12,607,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(600,000)	0	(1,200,000)	0
Interest expense	(222,000)	(119,000)	(303,000)	(235,000)
Interest income	0	132,000	0	157,000
Other	10,000	83,000	16,000	92,000

	(812,000)	96,000	(1,487,000)	14,000

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(3,021,000)	(9,389,000)	(7,379,000)	(12,593,000)

INCOME FROM DISCONTINUED OPERATIONS	0	17,000	0	18,000

EXTRAORDINARY ITEM
Gain on restructuring of payables	404,000	0	479,000	0

NET LOSS	$(2,617,000)	$(9,372,000)	$(6,900,000)	$(12,575,000)

Loss Per Share – basic and diluted:
Continuing operations	$(0.11)	$(0.36)	$(0.26)	$(0.50)
Extraordinary item	0.02	-	0.02	-

Net loss	$(0.09)	$(0.36)	$(0.24)	$(0.50)

Weighted Average Shares Outstanding	28,462,217	26,127,363	28,773,113	25,185,562

See notes to condensed consolidated financial statements.

EPICEDGE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,

	2001	2000

Operating Activities:

Net loss from continuing operations	$(7,379,000)	$(12,593,000)
Non-cash items in net loss above:
Depreciation and amortization	2,904,000	1,385,000
Stock-based compensation and costs		6,946,000
Debt discount amortization	1,200,000
Provision for doubtful accounts	54,000	42,000
Changes in operating assets and liabilities, net of effects of purchase and sale of subsidiaries:
Accounts receivable	(229,000)	(1,892,000)
Unbilled receivable		(793,000)
Inventory		(488,000)
Prepaid and other assets	(624,000)	353,000
Accounts payable	(1,187,000)	(1,073,000)
Accrued expenses and other liabilities	716,000	636,000

Net cash used in operating activities	(4,545,000)	(7,477,000)

Investing Activities:

Purchase of property and equipment	(282,000)	(2,081,000)
Cash for acquisitions		(2,821,000)
Cash from sale of subsidiary	5,700,000
Increase in other assets		(477,000)

Net cash provided by (used in) investing activities	5,418,000	(5,379,000)

Financing Activities:

Net proceeds from the issuance of common stock		10,906,000
Repurchase of common stock, net	(138,000)
Proceeds from revolving line of credit		2,700,000
Repayment of debt, net	(1,369,000)	(223,000)

Net cash (used in) provided by financing activities	(1,507,000)	13,383,000

(Decrease) Increase in cash and cash equivalents	(634,000)	527,000

Cash and cash equivalents, beginning of period	1,435,000	1,517,000

Cash and cash equivalents, end of period	$801,000	$2,044,000

See notes to condensed consolidated financial statements.

EPICEDGE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.          Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by EpicEdge, Inc.(the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.  The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

In connection with the Company's acquisitions, the Company has recorded goodwill that was being amortized on a straight-line basis in 1999 and 2000 over an eight-year period. Goodwill represents the amount that the Company paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets, less impairment write-offs. At June 30, 2001, the unamortized portion of these intangibles was approximately $3.0 million, which represented 31.5% of total assets.

The Company periodically reviews the carrying value and recoverability of its unamortized goodwill and other intangible assets for impairment. If conditions suggest that the goodwill or other intangible assets may be impaired, the carrying value of these assets are evaluated and adjusted as necessary by an immediate charge against income during the period of the adjustment. Goodwill impairment write-offs of $36,440,000 were recognized in the fourth quarter 2000.  After this write-off, the remaining goodwill relates fully to the acquisitions made in 1999.  The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In evaluating impairment, a principal factor considered is the failure to achieve expected cash flows from the related operations.  Based upon these factors, during the quarter ended March 31, 2001, the Company decreased the amortization period of the original goodwill to approximately 32 months beginning in that quarter. For future quarters, the Company will amortize approximately $1,217,000 quarterly.

2.          Acquisitions

In March 2000, the Company acquired all the outstanding common shares of The Growth Strategy Group, Inc. (“Growth Strategy”), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company's common stock valued at $6,077,000 and $375,000 in cash.  Goodwill of $6,100,000 was recorded related to this acquisition.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Growth Strategy’s goodwill as of December 31, 2000. Accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000.

In June 2000, the Company acquired all of the issued and outstanding stock of IPS, a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of the Company's common stock, options to purchase 1,082,060 shares of the Company's common stock and the assumption of net liabilities of $2,940,000.  The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000.  The Company also assumed an employee stock ownership plan (“ESOP”) from IPS, and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP.   The Company recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP, but not yet committed to be released by the ESOP’s trustee.  This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released.  In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000. The note is secured by the accounts receivable, investments, and property and equipment of IPS.  Goodwill of $34,240,000 was recorded related to this acquisition.  Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000.  As discussed in Note 3, IPS was sold effective January 1, 2001, at a substantial loss.  This loss was recorded in the financial statements as of December 31, 2000.

In connection with the IPS acquisition, the Company paid a commission of $300,000 in cash to an organization that facilitated the execution of the transaction and issued 25,065 unregistered shares of the Company's common stock valued at $576,000 all of which was recorded as part of the cost of the IPS acquisition.

The above acquisitions were accounted for under the purchase method of accounting and resulted in the Company recording goodwill of $40,340,000.  The results of operations of Growth Strategy and IPS have been included in the Company's financial statements commencing on April 1, 2000 and June 1, 2000, respectively, the effective dates of the transactions for accounting purposes.  IPS was sold with an effective date of January 1, 2001, as discussed in Note 3; therefore, the unaudited consolidated results of operations on a pro forma basis as though Growth Strategy only had been made and the related common shares were issued as of January 1, 2000 are as follows:
Six Months Ended June 30, 2000

Revenues	$16,952,000

Net loss from continuing operations	$(14,402,000)

Loss per share	$(0.58)

Weighted average common shares outstanding	25,034,146

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

The sale of IPS resulted in write-offs of goodwill with a non-cash charge to income of approximately $24,040,000 in the fourth quarter ended December 31, 2000.

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

In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors.  This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the Plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate its return back to a cash flow positive position. To date the Company has received consents from unsecured creditors, which total approximately $ 2.9 million.

In June 2001, the Company paid the initial installment to consenting unsecured creditors under the Plan.  As a result, the Company recognized a gain from this restructuring of $404,000 in the second quarter which represents a portion of the agreed upon reduction in the obligation due to the consenting unsecured creditors.  As additional consents are received, the Company will make the required payments and recognize additional restructuring gains.  The initial installment represented 18% of the original obligation. The second installment of 4% due under the Plan is scheduled to be made in the fourth quarter 2001 and each quarter thereafter until a total of 60% of the original obligation is repaid.

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

In July 2000, the Company completed a $5,000,000 convertible debt offering (“Convertible Notes Payable”) with certain private investors.  The Convertible Notes Payable bear annual interest at 9.5%.  Principal and interest was due at maturity on December 31, 2000.  On July 20, 2001, the Company reached an agreement related to the Convertible Notes Payable, which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the Convertible Notes Payable shall be exchanged into Series B Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  These Series B Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

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

At June 30, 2001, the Company had a working capital deficit of $11,518,000.  Additionally, over the preceding two years the Company has completed several acquisitions that have placed an additional strain on its cash resources as the operations of the acquired businesses were integrated with its operations.  Management is currently in the process of raising additional financing to meet planned working capital requirements.  In the event that management is unable to obtain additional financing on terms that are acceptable to them, then they will have to modify their business plan to reduce future cash outflows to enable the Company to meet its liquidity requirements for the next twelve months.  Furthermore, the Company will require additional cash to meet its short- and long-term liquidity requirements and to execute its current business plan.

Management expects that the execution of the unsecured creditor plan, the promissory notes and the expected results from future operations will provide the working capital necessary to enable the Company to continue to implement its business plan for the next twelve months.  There can be no assurance that these events will provide the necessary working capital to fulfill the Company’s needs; therefore, additional reductions or additional sources of funds may be necessary in 2002.  These uncertainties could have a material adverse affect on the Company’s ability to execute its current business plan.

4.          Capital Transactions

In the first quarter 2001, there was a reduction in unearned compensation of $8,979,000 associated with unreleased ESOP shares and an increase in treasury stock of $233,000 as a result of the sale of IPS, as more fully described elsewhere in this Form 10-Q.

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

5.          Earnings (Loss) Per Share

Earnings (loss) per basic share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding.  Stock options, warrants, and Convertible Notes of approximately 17,462,784 and 17,056,131 for the three months and six months ended June 30, 2001 and 2,287,000 and 2,212,000 for the three months and six months ended June 30 2000 were excluded from the calculation of the loss per share because the effect would have been anti-dilutive.

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

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them.  These standards will be adopted in fiscal 2002.  The Company is currently evaluating the impact that these standards will have on its financial statements.

* * * *

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	63.7	72.9	69.7	76.1

Gross margin	36.3	27.1	30.3	23.9

Operating expenses:
Selling, general and administrative	29.0	19.3	30.0	19.8
Compensation and benefits	26.6	26.6	42.6	27.5
Stock based compensation	-	55.2	-	38.0
Depreciation and amortization	37.0	8.5	41.1	7.6

	92.6	109.6	113.7	92.9

Loss from operations	(56.3)	(82.5)	(83.4)	(69.0)

Interest and other income (expense), net	(20.7)	0.8	(21.1)	0.1

Loss from continuing operations	(77.0)	(81.7)	(104.5)	(68.9)

Income (loss) from discontinued operations	-	0.1	-	0.1

Extraordinary item-Gain on restructuring	10.3	-	6.8	-

Net loss	(66.7)%	(81.6)%	(97.7)%	(68.8)%

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

For the three months ended June 30, 2001, as compared to the three months ended June 30, 2000, total revenues decreased $7,570,000, or 65.9%, to $3,923,000 from $11,493,000.  For the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, total revenues decreased $11,221,000, or 61.4%, to $7,061,000 from $18,282,000.  The decrease in revenue is due primarily to system integration revenue which decreased from $6,938,000 and $11,883,000 for the three and six months ended June 30, 2000, respectively, to $-0- for both periods in 2001.

In June 2000 we bought IPS from which we recorded $1,546,000 in professional services revenue in the second quarter 2000.  IPS was sold effective January 1, 2001, as more fully described elsewhere in this Form 10-Q, and therefore no professional services revenue was recognized in the current quarter from that entity.  Excluding the revenue from IPS in 2000, revenue from professional services increased $914,000, or 30.4%, and $2,208,000, or 45.5%, for the three and six months ended June 30, 2001 over the respective periods in 2000.  Two customers represented 52% and 53% of total revenues in the three and six months ended June 30, 2001, respectively and revenue from no single customer represented 10% or more of total revenue in the three or six months ended June 30, 2000.  This increase in concentration is primarily the result of new long-term contracts that were entered into in the third and fourth quarter 2000 and one of which has a term through the third quarter 2007.

COST OF REVENUES and GROSS PROFIT

For the three months ended June 30, 2001, total gross profit decreased to $1,422,000, or 54.4%, as compared to the three months ended June 30, 2000 of $3,117,000, and for the six months ended June 30, 2001, total gross profit decreased to $2,137,000, or 51.1%, as compared to the six months ended June 30, 2000 of $4,366,000.  This reduction is primarily the result of the planned elimination of system integration as a source of revenue.  Gross profit from professional services decreased $514,000, or 26.5%, to $1,422,000 from $1,936,000 for the three months ended June 30, 2001 and 2000, respectively, and it decreased $429,000, or 16.7%, to $2,137,000 from $2,566,000 for the six months ended June 30, 2001 and 2000, respectively.  However, after eliminating the comparative effect of the gross margin recorded from the IPS professional services revenue in 2000, the gross profit from professional services increased $442,000, or 45.1%, from $980,000 for the three months ended June 30, 2000, and it increased $527,000, or 32.7%, from $1,610,000 for the six months ended June 30, 2000.

The gross margin percent from professional services, after eliminating the effects of the gross margin realized from IPS in 2000, increased 11.0% for the three months ended June 30 from 32.6% in 2000 to 36.2% in 2001.  The comparable gross margin percent for the six months ended June 30 decreased 8.7% from 33.2% in 2000 to 30.3% in 2001.  The higher gross margin percent for the six months in 2000 was the result of the completion of the final phase of “milestone” projects.  Milestone projects are those that must meet a certain contractual milestones.  Depending on the timing of the acceptance, the final phase can provide higher gross margins than those realized over the entire contract.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $1,083,000, or 48.8%, to $1,137,000 from $2,220,000 for the three months ended June 30, 2001, and 2000, respectively.  For the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, selling, general and administrative expenses decreased $1,509,000, or 41.7%, from $3,623,000 to $2,114,000.  After eliminating the selling, general and administrative expenses relating to IPS in 2000, the decrease was $694,000, or 37.9%, and $1,120,000, or 34.6%, for the three and six months ended June 30, respectively. In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses.  This review and evaluation is a on-going effort and we continued to control and decrease our selling, general and administrative expenses during the second quarter.

Compensation and benefit expenses decreased $2,017,000, or 65.9%, to $1,042,000 from $3,059,000 for the three months ended June 30, 2001, and 2000, respectively.  For the six months ended June 30, 2001, as compared to the six months ended June 30, 2000, compensation and benefit expenses decreased $2,008,000, or 40.0%, to $3,011,000 from $5,019,000.  After eliminating the compensation and benefit expenses relating to IPS in 2000, the decrease was $1,606,000, or 60.6%, and $1,597,000, or 34.7%, for the three and six months ended June 30, respectively. We are beginning to see the effects of the October 2000 reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001.  With these reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

Depreciation and Amortization

In connection with the Company's acquisitions, the Company has recorded goodwill that was being amortized on a straight-line basis in 1999 and 2000 over an eight-year period. Goodwill represents the amount that the Company paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets, less impairment write-offs. At June 30, 2001, the unamortized portion of these intangibles was approximately $3.0 million, which represented 31.5% of total assets.

The Company periodically reviews the carrying value and recoverability of its unamortized goodwill and other intangible assets for impairment. If conditions suggest that the goodwill or other intangible assets may be impaired, the carrying value of these assets are evaluated and adjusted as necessary by an immediate charge against income during the period of the adjustment. Goodwill impairment write-offs of $36,440,000 were recognized in the fourth quarter 2000.  After this write-off, the remaining goodwill relates fully to the acquisitions made in 1999.  The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In evaluating impairment, a principal factor considered is the failure to achieve expected cash flows from the related operations.  Based upon these factors, during the quarter ended March 31, 2001, the Company decreased the amortization period of the original goodwill to approximately 32 months beginning in that quarter. For future quarters, the Company will amortize approximately $1,217,000 quarterly.

Stock-based Compensation and Costs

Stock-based compensation and costs was $6.3 million and $6.9 million for the three and six months ended June 30, 2000, representing 55% and 38% of total revenues in the respective periods.  No stock-based compensation was recorded during the three and six months ended June 30, 2001.  The stock-based compensation charges during the three and six months ended June 30, 2000 were based on certain transactions discussed below.

In November 1999, the Company granted 190,000 unregistered shares of the Company's common stock to two of its board members as compensation for their participation on the Company's Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the December 31, 2000.  The Company recorded the value of the shares issued each quarter by multiplying the average quoted market price of the stock for the period in which the stock was issued times the number of shares issued for that period.  The Company recorded stock-based compensation related to the shares issued of $875,000 and $1,476,000, respectively, for the three and six months ended June 30, 2000. The Company issued 47,500 shares to these board members during the six months ended June 30, 2000.

In March 2000, the Company issued warrants for the purchase of 40,000 shares of the Company's common stock to two advisory board members for services to be rendered from April 2000 to March 2002.  The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant.  One third of the warrants vest upon grant, and the remaining two-thirds vest in one half increments on the first and second anniversary of the grant date.  The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,000, as unearned compensation on the date of grant. The Company was amortizing this amount as compensation expense over the consulting period, and will revalue the warrants over the consulting period.  The Company revalued the warrants at December 31, 2000 and based on the lower stock price, it reduced the amount of unearned compensation to zero.  The Company recorded stock-based compensation of $159,000 for the three months ended June 30, 2000.

In April 2000, the Company issued a client’s venture capital affiliate a warrant to purchase 500,000 shares of the Company's common stock at an exercise price of $22.00 per share.  The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The warrant was issued contemporaneously with the negotiation of a consulting contract between the Company and the client.  The Company has determined the value of the warrant to be $4,843,000 based on the Black-Scholes model. At June 30, 2000 there was no assurance that the client would continue to engage the Company under the agreement or would enter into any future agreements; accordingly, the Company recorded an estimated value of the warrants as stock-based compensation and costs charge of $4,843,000 during the three months ended June 30, 2000.  The client cancelled the consulting agreement in January 2001.

In June 2000, the Company entered into a severance agreement with one of its employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options.  As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the measurement date during the three months ended June 30, 2000 of $467,000 based on the difference between the exercise price and the quoted market price of the underlying stock.  The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

Debt Discount Amortization

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “November Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of June 30, 2001, we had drawn $900,000 on the line of credit.  The November Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the November Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Note.  This discount will be amortized into interest expense over the life of the November Convertible Note.  Debt discount amortization of $225,000 and $450,000 was recorded for the three and six months ended June 30, 2001, respectively.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formerly served on our Board of Directors.  The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount will be amortized into interest expense over the life of the December Convertible Notes.  Debt discount amortization of $375,000 and $750,000 was recorded for the three and six months ended June 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2001, the Company’s primary sources of liquidity were cash and cash equivalents of $801,000 and net accounts receivable of $2,485,000.

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

Net cash used in operating activities was $4,545,000 for the six months ended June 30, 2001, as compared to $7,477,000 at June 30, 2000. The difference was primarily due to losses from operations, net of the increase in non-cash items for depreciation and amortization and stock-based compensation, a decrease in accounts payable, timing of payments to vendors and consultants, and operating payments to brokers and attorneys all related to the equity funding in February 2000.

Net cash provided by investing activities was $5,418,000 for the six months ended June 30, 2001, as compared to net cash used in investing activities of $5,379,000 for the six months ended June 30, 2000. This was primarily due to the proceeds received with the sale of IPS as opposed to the cash used in the aforementioned acquisition of Growth Strategy of $375,000 and fixed asset additions in 2000.

Net cash used in financing activities was $1,507,000 for the six months ended June 30, 2001, as compared to net cash provided by financing activities of $13,383,000 for the six months ended June 30, 2000. This difference was primarily a result of the $11,300,000 equity funding in February 2000 and the proceeds from the revolving line of credit of $2,700,000, which was offset in part by scheduled payments made against notes payable in the current year.

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

In July 2000, the Company completed a $5,000,000 convertible debt offering (“Convertible Notes Payable”) with certain private investors.  The Convertible Notes Payable bear annual interest at 9.5%.  Principal and interest was due at maturity on December 31, 2000.  On July 20, 2001, the Company reached an agreement related to the Convertible Notes Payable, which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the Convertible Notes Payable shall be exchanged into Series B Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  These Series B Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

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

RESTRUCTURING PLAN

Effective January 1, 2001, with a closing date of February 5, 2001, the Company sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan.  The consideration for the sale was (1) the return of an aggregate 740,260 shares of the Company's common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable, to a financial institution for the ESOP financing of $4,861,000.  The stock purchase agreement provided that 143,323 shares of the 740,260 shares of the Company's common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing.  In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of the Company's common stock on the day before the setoff.  In the event of a setoff, the Company has agreed to immediately register the setoff shares.  Based on audited financial results of IPS, no such setoff occurred.

The sale of IPS resulted in write-offs of goodwill with a non-cash charge to income of approximately $24,040,000 in the fourth quarter ended December 31, 2000.  IPS was included in the Company's results of operations since IPS’s acquisition in June 2000.

In the first quarter 2001, the Company received the above-described proceeds, cancellation of inter-company payables and receivables with IPS, along with the return of 740,260 shares now in Treasury, in exchange for the transfer of assets of $6,085,000 and liabilities of $8,028,000.  In addition, with the return of the shares held by the ESOP, a reduction in unearned compensation of $8,979,000 associated with these unreleased ESOP shares was recorded as a charge against additional paid in capital arising from the IPS acquisition.

The net proceeds from the sale of IPS were used to pay off the secured debt of $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors.  This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the Plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate its return back to a cash flow positive position. To date the Company has received consents from unsecured creditors, which total approximately $ 2.9 million.

In June 2001, the Company paid the initial installment to consenting unsecured creditors under the Plan.  As a result, the Company recognized a gain from this restructuring of $404,000 in the second quarter which represents a portion of the 40% agreed upon reduction in the obligation due to the consenting unsecured creditors.  As additional consents are received, the Company will make the required payments and recognize additional restructuring gains.  The initial installment represented 18% of the original obligation. The second installment of 4% due under the Plan is scheduled to be made in the fourth quarter 2001 and each quarter thereafter until a total of 60% of the original obligation is repaid.

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

At June 30, 2001, we had a working capital deficit of $11,518,000.  Additionally, over the preceding two years we have completed several acquisitions that have placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations.  Management is currently in the process of raising additional financing to meet planned working capital requirements.  In the event that we are unable to obtain additional financing on terms that are acceptable to us, then we will have to modify our business plan to reduce future cash outflows to enable us to meet our liquidity requirements for the next twelve months.  Furthermore, we will require additional cash to meet our short- and long-term liquidity requirements and to execute our current business plan.

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

                           We Depend Heavily on Our Principal Clients.

                           We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients.  In the second quarter 2001, four clients each accounted for more than 5% of our revenues and two accounted for 52% of our revenue.  The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year.  The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.  In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.

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

                           Our Stock Price May be Volatile in the Future

                           The trading price of our common stock has been, and is expected to continue to be, highly volatile and may be significantly and adversely affected by factors such as: (1) actual or anticipated fluctuations in our operating results,  (2) new services, products or contracts offered by us or our competitors, (3) developments with respect to patents, copyrights and propriety rights, (4)conditions and trends in the e-commerce industry, (5) changes in financial estimates by securities analysts, (6) private placement  transactions completed to raise needed capital and, (7) general market conditions and other factors.

                           The public markets have from time-to-time experienced significant price and volume fluctuations that have particularly affected the market prices for the stock of technology companies as a group but have been unrelated to the performance of particular companies. The market price of our common stock may be adversely affected by these broad market fluctuations as well as (1) shortfalls in sales or earnings as compared with securities analysts' expectations, (2) changes in such analysts' recommendations or projections, and (3) general economic and market conditions.

                           Our Common Stock May be Delisted from The American Stock Exchange. If it is Delisted, the Market Price of the Common Stock Could Decline Potentially to Zero and You Could Lose Your Investment.

                           We have received a letter from The American Stock Exchange (“AMEX”) that due to the information contained in our 2000 filings with the SEC and recent Press Releases that they are reviewing our continued listing eligibility. We met with AMEX in February and reviewed our plans and expectations with them.  However, as a result of our delay in filing of our Form 10-KSB, the first quarter 10-Q, and this second quarter 10-Q, they have suspended the trading of our stock on the AMEX.  They will re-evaluate our trading status once they have reviewed these items.

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

Convertible Notes Payable - In July 2000, the Company completed a $5,000,000 convertible debt offering (the "$5,000,000 Convertible Notes") with certain private investors, who are stockholders, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The $5,000,000 Convertible Notes bear annual interest of 9.5%.  Principal and interest was due at maturity on December 30, 2000, if not converted earlier.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per-share price of a Qualified Financing consummated prior to the maturity date.  A Qualified Financing is defined as an equity financing in which the Company raises at least $7,000,000.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  The Company recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature and based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense. On July 20, 2001, the Company reached an agreement related to the $5,000,000 Convertible Notes, which were due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the $5,000,000 Convertible Notes shall be exchanged into Series B Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  These Series B Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “November Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of June 30, 2001, we had drawn $900,000 on the line of credit.  The November Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001.  The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the November Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Note.  This discount will be amortized into interest expense over the life of the November Convertible Note.  Debt discount amortization of $225,000 and $450,000 was recorded for the three and six months ended June 30, 2001, respectively.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formerly served on our Board of Directors.  The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount will be amortized into interest expense over the life of the December Convertible Notes.  Debt discount amortization of $375,000 and $750,000 was recorded for the three and six months ended June, 2001, respectively.

Notes Payable - Other - In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable.  Under these new terms, the Company is required to make equal bi-monthly payments, which represent principal and interest at 10%, of $25,000 through January 2002 and $75,000 bi-monthly payments from January 2002 until the amount is repaid in full.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business.  We do not believe that any of these actions, individually or in the aggregate, will have a material adverse affect on our financial position or results of operations.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1 (1)	Exchange Agreement by and between Loch Exploration, Inc. and Design Automation Systems Incorporated

2.2 (2)	Exchange Agreement by and between Loch Exploration, Inc. and COAD Solutions, Inc.

2.3 (2)	Acquisition Agreement of Cherokee Methane Corporation

2.4 (2)	Plan of Merger between the Company and Design Automation Systems Incorporated

2.5 (6)	Exchange Agreement between the Company and Dynamic Professional Services, LLC

2.6 (7)	Exchange Agreement between the Company and Connected Software Solutions, Inc.

2.7 (10)	Acquisition Agreement by and among the Company, EACQ, LLC and The Growth Strategy Group, Inc.

2.8 (11)	Agreement and Plan of Merger by and between the Company, EACQ, LLC and The Growth Strategy Group, Inc.

2.9 (13)	Agreement and Plan of Merger by and between the Company and IPS Associates, Inc.

2.10(14)	Asset Purchase Agreement among the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger

2.11(15)	Stock Purchase Agreement by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.

3.1 (3)	Articles of Incorporation

3.2 (4)	Amended Articles of Incorporation

3.3 (3)	By-laws

4.1 (3)	Common Stock Specimen

10.1 (4)	1999 Employee Stock Option Plan

10.2 (2)	Employment Agreement with Carl Rose

10.3 (2)	Employment Agreement with Charles Leaver

10.4 (5)	Employment Agreement with Kelly Knake

10.5 (2)	Lease Agreement

10.6 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Hall-Mark Computer Products

10.7 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Client Systems, Inc.

10.8 (2)	Indirect Value Added Reseller Agreement between the Company and Sun Microsystems Computer Corporation

10.9 (2)	IBM Business Partner Agreement for Solution Providers

10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation

10.11 (2)	Line of Credit with Finova Corporation

10.12 (9)	Agreement for Services with Optimization Group, LLC

10.13(12)	Microsystem Products Purchase Agreement

10.14(12)	Sun Channel Agreement Master Terms

10.15(12)	Ferrari/Connected Software Solutions Lease

10.16(12)	Sun Trademark and Logo Policies

10.17(12)	HP Authorized Reseller Agreement

10.18(12)	IBM Business Partner/Solutions Provider Agreement

10.19(12)	HP Agreement for Authorized Solutions Direct Resellers

10.20(12)	Office Space Lease Austin

10.21(12)	Texas Association of Realtors Commercial Lease

10.22(12)	Seattle Lease Agreement

10.23(12)	St. Louis Lease Agreement

10.24(12)	Line of Credit with Finova Corporation

10.25(14)	Convertible Bridge Loan Agreement

10.26(14)	Jeffrey Sexton Employment Agreement

10.27(14)	Warrant Purchase Agreement between the Company and FINOVA Capital Corporation

10.29 (15)	Form of Convertible Note

10.28(14)	FINOVA Warrant

10.30 (15)	Form of Warrant

10.31(16)	Termination of Employment Agreement with Chuck Leaver

10.32(17)	Form of Consent to Settlement of Claim

21.1 (2)	List of Subsidiaries of the Registrant

23.1 (16)	Consent of independent public accountants

(1)	Filed as an exhibit to our Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

(2)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.

(4)	Filed as an exhibit to our Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to our 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed June 14, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed August 11, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our 10-QSB for the quarter ended June 30, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed July 14, 2000 and incorporated herein by reference.

(14)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed April 16, 2000 and incorporated herein by reference.

(16)	Filed as an exhibit to our 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(17)	Filed herewith

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

A Current Report on Form 8-K was filed on August 13, 2001 announcing the appointment of two new members to the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the  registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.

Date: August 28, 2001	By /s/ Peter B. Covert

Peter B. Covert
Vice President of Finance, and Principal Accounting Officer