Form 10-Q
period 2001-09-30
EPICEDGE INC
filed 2001-11-19
CIK 313041

UNITED STATES SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

☒   Yes    ☐  No

The number of shares of common stock of the Registrant outstanding at November 16, 2001 was 28,495,546.

EPICEDGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED September 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

EPICEDGE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(unaudited)
	September 30, 2001	December 31, 2000
ASSETS

Current Assets:

Cash and cash equivalents	$480,000	$1,435,000
Trade receivables	2,814,000	6,112,000
Allowance for doubtful accounts	(882,000)	(767,000)
Other current assets	492,000	373,000

Total Current Assets	2,904,000	7,153,000

Property and equipment, net	1,807,000	2,765,000

Goodwill, net	1,782,000	13,077,000

Other non current assets	301,000	1,781,000

TOTAL	$6,794,000	$24,776,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Notes payable	$8,938,000	$15,639,000
Accounts payable	2,787,000	4,911,000
Accrued expenses and other current liabilities	2,801,000	3,732,000

Total Current Liabilities	14,526,000	24,282,000

Long-term convertible notes payable	900,000

Shareholders’ Equity (Deficit):

Common stock – 29,262,396 shares issued and 28,495,546 shares outstanding at September 30, 2001	293,000	296,000
Common stock warrants	6,634,000	7,534,000
Additional paid in capital	73,737,000	81,908,000
Treasury stock – 766,850 shares at September 30, 2001	(621,000)	(398,000)
Unearned compensation		(333,000)
Unearned compensation – IPS’ ESOP		(8,979,000)
Accumulated deficit	(88,675,000)	(79,534,000)

Total Shareholders’ Equity (Deficit)	(8,632,000)	494,000

TOTAL	$6,794,000	$24,776,000

See notes to condensed consolidated financial statements.

EPICEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended September 30,

Nine Months Ended September 30,

	2001	2000	2001	2000

REVENUES:
Professional services	$4,457,000	$8,054,000	$11,518,000	$14,453,000
Technology integration	0	370,000	0	12,253,000
Total revenues	4,457,000	8,424,000	11,518,000	26,706,000

COST OF REVENUES:
Professional services	3,110,000	4,593,000	8,034,000	8,426,000
Technology integration	0	659,000	0	10,742,000
Total cost of revenues	3,110,000	5,252,000	8,034,000	19,168,000

GROSS PROFIT	1,347,000	3,172,000	3,484,000	7,538,000

OPERATING EXPENSES:
Selling, general and administration	849,000	3,159,000	2,963,000	6,782,000
Compensation and benefits	486,000	5,208,000	3,497,000	10,227,000
Stock-based compensation and costs		453,000		7,399,000
Depreciation and amortization	1,452,000	1,832,000	4,356,000	3,217,000
Total operating expenses	2,787,000	10,652,000	10,816,000	27,625,000

OPERATING LOSS	(1,440,000)	(7,480,000)	(7,332,000)	(20,087,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(525,000)	0	(1,725,000)	0
Interest expense	(289,000)	(467,000)	(592,000)	(702,000)
Interest income	0	82,000	0	239,000
Other	2,000	16,000	18,000	108,000
	(812,000)	(369,000)	(2,299,000)	(355,000)
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(2,252,000)	(7,849,000)	(9,631,000)	(20,442,000)

LOSS FROM DISCONTINUED OPERATIONS	(10,000)	(384,000)	(10,000)	(366,000)

EXTRAORDINARY ITEM
Gain on restructuring of payables	21,000	0	500,000	0

NET LOSS	$(2,241,000)	$(8,233,000)	$(9,141,000)	$(20,808,000)

Loss Per Share – basic and diluted:
Continuing operations	$(0.08)	$(0.29)	$(0.34)	$(0.79)
Discontinued operations	-	(0.01)	-	(0.01)
Extraordinary item	0.00	-	0.02	-
Net loss	$(0.08)	$(0.30)	$(0.32)	$(0.80)

Weighted Average Shares Outstanding	28,495,540	27,461,466	28,680,589	25,944,197

See notes to condensed consolidated financial statements.

EPICEDGE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Operating Activities:

Net loss from continuing operations
Non-cash items in net loss above:	$(9,631,000)	$(20,808,000)
Depreciation and amortization	4,356,000	3,790,000
Stock-based compensation and costs		7,399,000
Debt discount amortization	1,725,000
Provision for doubtful accounts	162,000	285,000
Provision for excess and obsolete inventory		350,000
Changes in operating assets and liabilities, net of effects of purchase and sale of subsidiaries:
Accounts receivable	216,000	526,000
Unbilled receivable		(1,654,000)
Inventory		(744,000)
Prepaid and other assets	(213,000)	234,000
Accounts payable	(1,147,000)	(1,097,000)
Accrued expenses and other liabilities	(470,000)	337,000

Net cash used in operating activities	(5,002,000)	(11,382,000)
Investing Activities:

Purchase of property and equipment	(282,000)	(3,582,000)
Cash for acquisitions		(3,111,000)
Cash from sale of subsidiary	5,700,000
Increase in other assets		(349,000)

Net cash provided by (used in) investing activities	5,418,000	(7,042,000)

Financing Activities:

Net proceeds from the issuance of common stock and warrants		12,896,000
Repurchase of common stock, net	(363,000)
Proceeds from revolving line of credit		940,000
Proceeds (repayment) of debt, net	(1,008,000)	6,316,000

Net cash (used in) provided by financing activities	(1,371,000)	20,152,000

(Decrease) Increase in cash and cash equivalents	(955,000)	1,728,000

Cash and cash equivalents, beginning of period	1,435,000	1,517,000

Cash and cash equivalents, end of period	$480,000	$3,245,000

See notes to condensed consolidated financial statements.

EPICEDGE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.         Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-KSB.  The accompanying condensed consolidated financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

In connection with the Company's acquisitions, the Company has recorded goodwill that was being amortized on a straight-line basis in 1999 and 2000 over an eight-year period. Goodwill represents the amount that the Company paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets, less impairment write-offs. At September 30, 2001, the unamortized portion of these intangibles was approximately $1.8 million, which represented 26.2% of total assets.

The Company periodically reviews the carrying value and recoverability of its unamortized goodwill and other intangible assets for impairment. If conditions suggest that the goodwill or other intangible assets may be impaired, the carrying value of these assets are evaluated and adjusted as necessary by an immediate charge against income during the period of the adjustment. Goodwill impairment write-offs of $36,440,000 were recognized in the fourth quarter 2000.  After this write-off, the remaining goodwill relates fully to the acquisitions made in 1999.  The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In evaluating impairment, a principal factor considered is the failure to achieve expected cash flows from the related operations.  Based upon these factors, during the quarter ended March 31, 2001, the Company decreased the amortization period of the original goodwill to approximately 32 months beginning in that quarter. For future quarters, the Company will amortize approximately $1,217,000 quarterly in fiscal 2001.

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

Nine Months Ended September 30, 2000
Revenues	$21,239,000
Net loss from continuing operations	$(21,379,000)
Loss per share	$(0.84)
Weighted average common shares outstanding	25,545,667

In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. (Tumble), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500, and $325,000 in cash. The principal selling shareholder entered into an employment agreement with the Company. The agreement terminates in July 2003 and includes a non-compete provision for the term of the agreement and one year thereafter.  The transaction was accounted for under the purchase method of accounting and resulted in the recognition of goodwill of $5,432,901.  Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Tumble’s goodwill as of December 31, 2000.  The results of operations of Tumble would not have a material affect on the pro forma financial information presented and therefore has been excluded from the above pro forma financial information.

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

In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors.  This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the Plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate its return back to a cash flow positive position. To date the Company has received consents from unsecured creditors, which total approximately $3.1 million.

In June 2001, the Company paid the initial installment to consenting unsecured creditors under the Plan.  During the third quarter 2001, the Company continued to receive consents from unsecured creditors to which the Company made initial installment payments.  As a result, the Company recognized a gain from this restructuring of $404,000 and $ 21,000 in the second and third quarter, respectively, which represents a portion of the agreed upon reduction in the obligation due to the consenting unsecured creditors.  As additional consents are received, the Company will make the required payments and recognize additional restructuring gains.  The initial installment represented 18% of the original obligation. The second installment of 4% due under the Plan is scheduled to be made in the fourth quarter 2001 and each quarter thereafter until a total of 60% of the original obligation is repaid.

In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

On June 21, 2001 the Company executed letter agreements and promissory notes (the “Notes”) with certain existing shareholders with an initial funding of $800,000.  As of the end of the third quarter 2001, the Company has received a total of $1,050,000 relating to these Notes.  The Notes, once fully funded, will be for no less than $2,000,000.  The Notes are for a term of one year and have a stated interest rate of 8%.  The Notes have an ultimate right to convert the outstanding balance, plus any accrued interest, into shares of cumulative 8% Series A Convertible Preferred Stock (“Series A Preferred Stock”).  In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive at their option, either (a) an amount equal to two and one-half (2½) times the original purchase price along with all accrued but unpaid dividends or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  These shares of Series A Preferred Stock are further convertible, at the option of the holders, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value.

In November 2000, the Company’s Chairman and principal stockholder provided a $1,000,000 line of credit to the Company in the form of a convertible note (the “Convertible Note”).  The Company could draw upon the line of credit from time to time as needed.  As of September 30, 2001, the Company had drawn $900,000 on the line of credit.  During September 2001, the unused balance of this Convertible Note was cancelled.

The Convertible Note bears annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share of the Company’s common stock and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In August 2001, the Company renegotiated the terms of the Convertible Note which now has an initial maturity date of December 1, 2002, and is now convertible at the lender’s option at $1.00 per share. Furthermore, if the amended convertible note is not paid at the new maturity date, the lender, at his sole discretion, can either convert the note at $0.50 per share, demand payment or further extend the maturity date until December 1, 2003. Finally, if the amended convertible note is not paid at the new extended maturity date, the lender, at his sole discretion, can either convert the note at $0.25 per share, demand payment or further extend the maturity date until December 1, 2004. In exchange, the Company has agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.

In connection with the Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of the Company’s common stock at $.01 per share.  The Company recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount was to be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $675,000 was recorded as interest expense through August, 2001.  In August 2001, as a condition precedent to the Series A and Series B Convertible Preferred Stock financings referred to above, these warrants were cancelled.

In July 2000, the Company completed a $5,000,000 convertible debt offering (“Convertible Notes Payable”) with certain private investors.  The Convertible Notes Payable bear annual interest at 9.5%.  Principal and interest was due at maturity on December 31, 2000.  On July 20, 2001, the Company reached an agreement related to the Convertible Notes Payable, which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the Convertible Notes Payable shall be exchanged into Series B Convertible Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  The Series B Convertible Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In October 2000, the Company reduced its workforce by 43 full-time positions, or 14% of its workforce at that time.  In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in the Company’s workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force.  The Company is continuously evaluating and analyzing various aspects of the business for either current or potential future profitability.  As a result of this review process, during the third quarter 2001, the Company made the strategic decision to eliminate certain ancillary activities, most notably its training division which will further eliminate non-profitable compensation and associated overhead expenses.  This third quarter reduction eliminated an additional 16 full-time positions, or 14% of the workforce at that time.

Due to the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, the Company expects to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the expected effect or occur in the anticipated timeframe.

At September 30, 2001, the Company had a working capital deficit of $11,622,000.  Additionally, over the preceding two years the Company has completed several acquisitions that have placed an additional strain on its cash resources as the operations of the acquired businesses were integrated with its operations.  Management is currently in the process of raising additional financing to meet planned working capital requirements.  In the event that management is unable to obtain additional financing on terms that are acceptable to them, then they will have to modify their business plan to reduce future cash outflows to enable the Company to meet its liquidity requirements for the next twelve months.  Furthermore, the Company will require additional cash to meet its short- and long-term liquidity requirements and to execute its current business plan.

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

4.         Other Capital Transactions

In the first quarter 2001, there was a reduction in unearned compensation of $8,979,000 associated with unreleased ESOP shares and an increase in treasury stock of $233,000 as a result of the sale of IPS, as more fully described elsewhere in this Form 10-Q.

In August 2001, the Company issued five-year warrants to purchase 30,000 shares of our common stock at market ($0.28) to each of two new Board of Director members.  These warrants vest in twelve months.

In addition to the cancellation of the 2,000,000 warrants referred to above, as an additional condition precedent to the Series A and Series B Convertible Preferred Stock financings discussed in Note 3, the Company entered into a share return agreement dated August 29, 2001, with three original shareholders, one of which is the Chairman and principal shareholder, for the return of 10,295,210 shares. These shares are in the process of being returned to the Company but as of November 2001 they have not yet been received by the Company and therefore will be recorded as treasury shares in the fourth quarter of 2001 when the return is complete. This is a non-cash transaction and will be recorded as a capital contribution when complete.

In December 2000, the Company granted 400,000 options to an employee with a six (6) month vesting period.  These options had an exercise price of $0.125 per share and, accordingly, the Company recorded unearned compensation of $400,000 based upon the market price of the stock on the date of grant.  On January 4, 2001, the employee resigned his executive position; therefore, in January 2001, the Company reversed the remaining unearned compensation of $333,000 related to these options.  After resigning, this ex-employee exercised his vested portion consisting of 66,668 options.

In 1999, the Company issued 1,100,000 shares of stock to a consulting firm for the performance of various services.  The value of these shares was recorded as an operating expense at the time of grant.  In 2000, the Company made a claim for the return of a portion of these shares as the consulting firm failed to fully execute on the original contractual arrangement as agreed.  In the first quarter 2001, this issue was settled with the return and cancellation of 480,000 shares, which was recorded as treasury stock at the estimated current value of the stock of $0.34 per share as of the return date.

5.         Earnings (Loss) Per Share

Earnings (loss) per basic share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period.  Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding.  The dilutive effect of stock options, warrants, and Convertible Notes were excluded from the calculation of the loss per share because the effect would have been anti-dilutive.  The anti-dilutive effects excluded from the diluted net loss per share computation for the three and nine months ended September 30, 2001 and 2000, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Common stock options	540,000	1,191,000	540,000	814,000
Warrants to purchase common stock	3,814,000	754,000	3,814,000	754,000
Convertible notes payable	9,100,000	1,000,000	9,100,000	1,000,000
Total	13,454,000	2,945,000	13,454,000	2,568,000

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

EpicEdge, Inc. is a publicly held Texas corporation listed on the American Stock Exchange under the symbol “EDG.”  We were originally incorporated under the name Loch Exploration, Inc. in June 1979.  In April 1989, Loch Exploration, Inc. filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989.  In December 1998, Loch Exploration, Inc. transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of Loch Energy, Inc. common stock, whereby Loch Energy, Inc. became a subsidiary of Loch Exploration, Inc.  In January 1999, Loch Exploration, Inc. acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of common stock.  In April 1999, Design Automation Systems, Inc. was merged into Loch Exploration, Inc., and Loch Exploration, Inc. changed its name to Design Automation Systems Incorporated.  In March 2000, we changed our name to EpicEdge, Inc.  During the quarter ended September 30, 2000, we irrevocably transferred our investment in the remaining shares of Loch Energy to a designated trustee.

In 2000, we engaged in the business of providing professional services in enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom web application development of object oriented Internet applications, and implementing strategic marketing plans.  Unix systems integration was also a major line of business in 2000, providing hardware and integration services on platforms such as, SUN, IBM, and Hewlett Packard.  However, during 2000, we successfully transitioned away from system integrations and focused on professional services.

Our services currently include assisting clients in dealing with issues during the entire software development life cycle of their projects, including the following: strategic planning, business process evaluation, integrated marketing and communications, brand structure and design, system architecture and design, product acquisition, configuration and implementation, ongoing operational support, and evolutions in technology.  We provide solutions to complex information technology problems focusing on enabling our clients to take advantage of the evolving Internet technologies.  Our methodology includes the ‘concept to completion’ approach that provides customers maximum return on their software investment and lower total cost of ownership.  This methodology encapsulates a holistic approach to technology that is driven by an organizations’ business needs.  The majority of our revenues are associated with providing project management, consulting services, and software implementation to state and local governments, including the states of Texas, Washington, Tennessee, and Montana.

RESULTS OF OPERATIONS

The following table sets forth certain condensed consolidated statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues	69.8	62.3	69.8	71.8
Gross margin	30.2	37.7	30.2	28.2

Operating expenses:
Selling, general and administrative	19.0	37.5	25.7	25.4
Compensation and benefits	10.9	61.8	30.4	38.3
Stock-based compensation and costs	-	5.4	-	27.7
Depreciation and amortization	32.6	21.7	37.8	12.0
	62.5	126.4	93.9	103.4
Operating loss	(32.3)	(88.7)	(63.7)	(75.2)

Interest and other income (expense), net	(18.2)	(4.4)	(20.0)	(1.3)

Loss from continuing operations	(50.5)	(93.1)	(83.7)	(76.5)

Loss from discontinued operations	(0.2)	(4.6)	(0.1)	(1.4)

Extraordinary item-Gain on restructuring	0.4	-	4.3	-
Net loss	(50.3)%	(97.7)%	(79.5)%	(77.9)%

REVENUES

In 2000, we had two primary sources of revenue, technology integration and professional services.  However, during 2000, we successfully transitioned away from the technology integration business as a systems integrator and reseller of Unix systems providing hardware and integration services on platforms such as SUN, IBM, and Hewlett Packard.  The surviving source of revenue, professional services, which we believe has the most future profit potential, is in the business of enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom application development of open source, object oriented internet applications, and strategic marketing.

For the three months ended September 30, 2001, as compared to the three months ended September 30, 2000, total revenues decreased $3,967,000, or 47.1%, to $4,457,000 from $8,424,000.  For the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, total revenues decreased $15,188,000, or 56.9%, to $11,518,000 from $26,706,000.  The decrease in revenue is due primarily to system integration revenue, which decreased from $370,000 and $12,253,000 for the three and nine months ended September 30, 2000, respectively, to $-0- for both periods in 2001, and the sale in January 2001 of IPS discussed below.

In June 2000 we bought IPS from which we recorded $1,546,000 and $4,136,000 in professional services revenue in the second and third quarter 2000, respectively.  IPS was sold effective January 1, 2001, as more fully described elsewhere in this Form 10-Q, and therefore no professional services revenue was recognized in the current year from that entity.  Excluding the revenue from IPS in 2000, revenue from professional services increased $539,000, or 13.8%, and $2,747,000, or 31.3%, for the three and nine months ended September 30, 2001 over the respective periods in 2000.

Two customers represented 59.9% and 57.8% of total revenues in the three and nine months ended September 30, 2001, respectively, and revenue from no single customer represented 10% or more of total revenue in the three or nine months ended September 30, 2000.  This increase in concentration is primarily the result of new long-term contracts that were entered into in the third and fourth quarter 2000, one of which has a term through the third quarter 2007.

COST OF REVENUES and GROSS PROFIT

For the three months ended September 30, 2001, total gross profit decreased to $1,347,000, or 57.5%, as compared to the three months ended September 30, 2000 of $3,172,000, and for the nine months ended September 30, 2001, total gross profit decreased to $3,484,000, or 53.8%, as compared to the nine months ended September 30, 2000 of $7,538,000.  This reduction is the result of the planned elimination of system integration as a source of revenue and the sale of IPS.  Gross profit from professional services decreased $2,114,000, or 61.1%, to $1,347,000 from $3,461,000 for the three months ended September 30, 2001 and 2000, respectively, and it decreased $2,543,000, or 42.2%, to $3,484,000 from $6,027,000 for the nine months ended September 30, 2001 and 2000, respectively.  However, after eliminating the comparative effect of the gross margin recorded from the IPS professional services revenue in 2000, the gross profit from professional services increased $372,000, or 38.2%, from $975,000 for the three months ended September 30, 2000, and it increased $958,000, or 37.9%, from $2,526,000 for the nine months ended September 30, 2000.

The gross margin percent from professional services, after eliminating the effects of the gross margin realized from IPS in 2000, increased 5.3% for the three months ended September 30 from 24.9% in 2000 to 30.2% in 2001.  The comparable gross margin percent for the nine months ended September 30 increased 1.4% from 28.8% in 2000 to 30.2% in 2001.  This increase in gross margin percent from last year and leveling in the current year is the result of the large long term “time and materials” contracts we entered into near the end of 2000.  A “time and materials” contract is entered into  when there is expected to be a long period between execution and completion of the contract.  As a result the client will agree pay for the hours worked at differing hourly rates based upon the various skill levels required from our consulting staff during the phases of the contract.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $2,310,000, or 73.1%, to $849,000 from $3,159,000 for the three months ended September 30, 2001, and 2000, respectively.  For the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, selling, general and administrative expenses decreased $3,819,000, or 56.3%, from $6,782,000 to $2,963,000.  After eliminating the selling, general and administrative expenses relating to IPS in 2000, the decrease was $1,534,000, or 64.4%, and $2,654,000, or 47.2%, for the three and nine months ended September 30, respectively. In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses.  This review and evaluation is an on-going effort and we continued to control and decrease our selling, general and administrative expenses during the third quarter.

Compensation and benefit expenses decreased $4,772,000, or 90.7%, to $486,000 from $5,208,000 for the three months ended September 30, 2001, and 2000, respectively.  For the nine months ended September 30, 2001, as compared to the nine months ended September 30, 2000, compensation and benefit expenses decreased $6,730,000, or 65.8%, to $3,497,000 from $10,227,000.  After eliminating the compensation and benefit expenses relating to IPS in 2000, the decrease was $3,856,000, or 88.8%, and $5,453,000, or 60.6%, for the three and nine months ended September 30, respectively. We are now fully experiencing the effects of the October 2000 reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001.

We are continuously evaluating and analyzing various aspects of the business for either current or potential future profitability.  As a result of this review process, during the third quarter 2001, we made the strategic decision to eliminate certain ancillary activities, most notably our training division which will further eliminate non-profitable compensation and associated overhead expenses.  This third quarter reduction eliminated an additional 16 full-time positions, or 14% of our workforce at that time.

With these reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

Depreciation and Amortization

In connection with the our acquisitions, we have recorded goodwill that was being amortized on a straight-line basis in 1999 and 2000 over an eight-year period. Goodwill represents the amount that we paid for these acquired businesses in excess of the fair value of the acquired tangible and separately measurable intangible net assets, less impairment write-offs. At September 30, 2001, the unamortized portion of these intangibles was approximately $1.8 million, which represented 26.2% of total assets.

We periodically review the carrying value and recoverability of our unamortized goodwill and other intangible assets for impairment. If conditions suggest that the goodwill or other intangible assets may be impaired, the carrying value of these assets are evaluated and adjusted as necessary by an immediate charge against income during the period of the adjustment. Goodwill impairment write-offs of $36,440,000 were recognized in the fourth quarter 2000.  After this write-off, the remaining goodwill relates fully to the acquisitions made in 1999.  The length of the remaining amortization period may also be shortened, which will result in an increase in the amount of goodwill amortization during the period of adjustment and each period thereafter until fully amortized. Once adjusted, there can be no assurance that there will not be further adjustments for impairment and recoverability in future periods. In evaluating impairment, a principal factor considered is the failure to achieve expected cash flows from the related operations.  Based upon these factors, during the quarter ended March 31, 2001, we decreased the amortization period of the original goodwill to approximately 32 months beginning in that quarter. Thereafter, we are amortizing approximately $1,217,000 quarterly.

Stock-based Compensation and Costs

Stock-based compensation and costs was $453,000 and $7,399,000 for the three and nine months ended September 30, 2000, representing 5% and 28% of total revenues in the respective periods.  No stock-based compensation was recorded during the three and nine months ended September 30, 2001.  The stock-based compensation charges during the three and nine months ended September 30, 2000 were based on certain transactions discussed below.

In November 1999, we granted 190,000 unregistered shares of our common stock to two of our board members as compensation for their participation on our Board of Directors. The shares are issued to each board member in equal installments at the end of each quarter through the December 31, 2000.  We recorded the value of the shares issued each quarter by multiplying the average quoted market price of the stock for the period in which the stock was issued times the number of shares issued for that period.  We recorded stock-based compensation related to the shares issued of $131,000 and $1,607,000, respectively, for the three and nine months ended September 30, 2000. We issued 95,000 shares to these board members during the nine months ended September 30, 2000.

In March 2000, we issued warrants for the purchase of 40,000 shares of our common stock to two advisory board members for services to be rendered from April 2000 to March 2002.  The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant.  One third of the warrants vest upon grant, and the remaining two-thirds vest in one half increments on the first and second anniversary of the grant date.  We recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,000, as unearned compensation on the date of grant. We were amortizing this amount as compensation expense over the consulting period.  We revalued the warrants at December 31, 2000 and based on the lower stock price, reduced the amount of unearned compensation to zero.  We recorded no stock-based compensation related to the warrants for the three months ended September 30, 2000 and $159,000 for the nine months ended September 30, 2000.

In April 2000, we issued a client’s venture capital affiliate a warrant to purchase 500,000 shares of our common stock at an exercise price of $22.00 per share.  The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The warrant was issued contemporaneously with the negotiation of a consulting contract between us and our client.  We determined the value of the warrant to be $4,843,000 based on the Black-Scholes model. At September 30, 2000 there was no assurance that the client would continue to engage us under the agreement or would enter into any future agreements; accordingly, we recorded an estimated value of the warrants as stock-based compensation and costs charge of $4,843,000 during the nine months ended September 30, 2000.  The client cancelled the consulting agreement in January 2001.

In June 2000, we entered into a severance agreement with one of our employees that provided, among other things, for the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options.  As a result, we accounted for the stock options as variable options and recorded a stock-based compensation charge on the measurement date during the nine months ended September 30, 2000 of $467,000 based on the difference between the exercise price and the quoted market price of the underlying stock.  We issued 22,353 shares of our common stock to the former employee as a result of the cashless exercise.

Debt Discount Amortization

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of September 30, 2001, we had drawn $900,000 on the line of credit.  During September 2001, the unused balance of this Convertible Note was cancelled.

The Convertible Note bears annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share of our common stock and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In August 2001, the Company renegotiated the terms of the Convertible Note which now has an initial maturity date of December 1, 2002, and is now convertible at the lender’s option at $1.00 per share. Furthermore, if the amended convertible note is not paid at the new maturity date, the lender, at his sole discretion, can either convert the note at $0.50 per share, demand payment or further extend the maturity date until December 1, 2003. Finally, if the amended convertible note is not paid at the new extended maturity date, the lender, at his sole discretion, can either convert the note at $0.25 per share, demand payment or further extend the maturity date until December 1, 2004. In exchange, the Company has agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.

In connection with the Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount was to be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $675,000 was recorded as interest expense through August, 2001.  In August 2001, as a condition precedent to the Series A and Series B Convertible Preferred Stock financings referred to below under Restructuring Plan, these warrants were cancelled.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formerly served on our Board of Directors.  The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount will be amortized into interest expense over the life of the December Convertible Notes.  Debt discount amortization of $375,000 and $1,125,000 was recorded for the three and nine months ended September 30, 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, the Company’s primary sources of liquidity were cash and cash equivalents of $480,000 and net accounts receivable of $1,932,000.

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

Net cash used in operating activities was $5,002,000 for the nine months ended September 30, 2001, as compared to $11,382,000 at September 30, 2000. The difference was primarily due to losses from operations, net of the increase in non-cash items for depreciation and amortization and stock-based compensation, a decrease in accounts payable, timing of payments to vendors and consultants, and operating payments to brokers and attorneys all related to the equity funding in February 2000.

Net cash provided by investing activities was $5,418,000 for the nine months ended September 30, 2001, as compared to net cash used in investing activities of $7,042,000 for the nine months ended September 30, 2000. This was primarily due to the proceeds received with the sale of IPS as opposed to the cash used in the aforementioned acquisitions and fixed asset additions in 2000.

Net cash used in financing activities was $1,371,000 for the nine months ended September 30, 2001, as compared to net cash provided by financing activities of $20,152,000 for the nine months ended September 30, 2000. This difference was primarily a result of the $11,300,000 equity funding in February 2000 and the proceeds from both the revolving line of credit of $2,700,000 and the $5,000,000 convertible debt funding in 2000, which was offset in part by scheduled payments made against notes payable in the current year.

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

In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors.  This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time up to 60% of the original unsecured accounts payable amount as of February 1, 2001 with certain further reductions in the amount to be paid based upon the acceleration of payments over the Plan requirements.  This additional unsecured debt reduction is designed to provide an incentive to the Company to accelerate its return back to a cash flow positive position. To date the Company has received consents from unsecured creditors, which total approximately $ 3.1 million.

In June 2001, the Company paid the initial installment to consenting unsecured creditors under the Plan.  During the third quarter 2001, the Company continued to receive consents from unsecured creditors to which the Company made initial installment payments.  As a result, the Company recognized a gain from this restructuring of $404,000 and $ 21,000 in the second and third quarter, respectively, which represents a portion of the agreed upon reduction in the obligation due to the consenting unsecured creditors.  As additional consents are received, the Company will make the required payments and recognize additional restructuring gains.  The initial installment represented 18% of the original obligation. The second installment of 4% due under the Plan is scheduled to be made in the fourth quarter 2001 and each quarter thereafter until a total of 60% of the original obligation is repaid.

In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

On June 21, 2001 the Company executed letter agreements and promissory notes (the “Notes”) with certain existing shareholders with an initial funding of $800,000.  As of the end of the third quarter 2001, the Company has received a total of $1,050,000 relating to these Notes.  The Notes, once fully funded, will be for no less than $2,000,000.  The Notes are for a term of one year and have a stated interest rate of 8%.  The Notes have an ultimate right to convert the outstanding balance, plus any accrued interest, into shares of cumulative 8% Series A Convertible Preferred Stock (“Series A Preferred Stock”).  In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive at their option, either (a) an amount equal to two and one-half (2½) times the original purchase price along with all accrued but unpaid dividends or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  These shares of Series A Preferred Stock are further convertible, at the option of the holders, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value.

In July 2000, the Company completed a $5,000,000 convertible debt offering (“Convertible Notes Payable”) with certain private investors.  The Convertible Notes Payable bear annual interest at 9.5%.  Principal and interest was due at maturity on December 31, 2000.  On July 20, 2001, the Company reached an agreement related to the Convertible Notes Payable, which was due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the Convertible Notes Payable shall be exchanged into Series B Convertible Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  The Series B Convertible Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “Convertible Note”).  We could draw upon the line of credit from time to time as needed.  As of September 30, 2001, we had drawn $900,000 on the line of credit.  During September 2001, the unused balance of this Convertible Note was cancelled.

The Convertible Note bears annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share of our common stock and matures on December 31, 2001. The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In August 2001, we renegotiated the terms of the Convertible Note which now has an initial maturity date of December 1, 2002, and is now convertible at the lender’s option at $1.00 per share.  Furthermore, if the amended convertible note is not paid at the new maturity date, the lender, at his sole discretion, can either convert the note at $0.50 per share, demand payment or further extend the maturity date until December 1, 2003.  Finally, if the amended convertible note is not paid at the new extended maturity date, the lender, at his sole discretion, can either convert the note at $0.25 per share, demand payment or further extend the maturity date until December 1, 2004.  In exchange, we have agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.

In connection with the Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount was to be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $675,000 was recorded as interest expense through August, 2001.  In August 2001, as a condition precedent to the Series A and Series B Convertible Preferred Stock financings referred to above, these warrants were cancelled.

In addition to the cancellation of the 2,000,000 warrants referred to above, as an additional condition precedent to the Series A and Series B Convertible Preferred Stock financings discussed above, the Company entered into a share return agreement dated August 29, 2001, with three original shareholders, one of which is the Chairman and principal shareholder, for the return of 10,295,210 shares.  These shares are in the process of being returned to us but as of November 2001 they have not yet been received by us and therefore will be recorded as treasury shares in the fourth quarter of 2001 when the return is complete.  This is a non-cash transaction and will be recorded as a capital contribution when complete.

In October 2000, the Company reduced its workforce by 43 full-time positions, or 14% of our workforce at that time.  In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in the Company’s workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force.  We are continuously evaluating and analyzing various aspects of the business for either current or potential future profitability.  As a result of this review process, during the third quarter 2001, we made the strategic decision to eliminate certain ancillary activities, most notably our training division which will further eliminate non-profitable compensation and associated overhead expenses.  This third quarter reduction eliminated an additional 16 full-time positions, or 14% of our workforce at that time.

Due to the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, the Company expects to be cash flow positive by the end of 2001; however, no assurances can be made that these expense reductions will have the expected effect or occur in the anticipated timeframe.

At September 30, 2001, we had a working capital deficit of $11,622,000.  Additionally, over the preceding two years we have completed several acquisitions that have placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations.  Management is currently in the process of raising additional financing to meet planned working capital requirements.  In the event that we are unable to obtain additional financing on terms that are acceptable to us, then we will have to modify our business plan to reduce future cash outflows to enable us to meet our liquidity requirements for the next twelve months.  Furthermore, we will require additional cash to meet our short- and long-term liquidity requirements and to execute our current business plan.

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

                Our Clients May Cancel or Delay Spending on Business and Technology Initiatives because of the Current Economic Climate

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

                Our business is labor intensive and our success will depend upon our ability to attract, retain, train and motivate highly skilled employees.  Although many specialized e-business and other business and technology companies have reduced their workforces or slowed their hiring efforts, and we reduced our workforce in October 2000, March and September 2001, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting.  We may not be successful in attracting a sufficient number of these highly skilled employees in the future.  Additionally, the industry turnover rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract.  Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

                The Price of Our Common Stock Is Subject to Significant Fluctuation

.

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

                We Depend Heavily on Our Principal Clients.

                We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients.  In the third quarter 2001, three clients each accounted for more than 5% of our revenues and two accounted for 59.9% of our revenue.  The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year.  The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.  In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.

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

                We May Need to Raise Additional Capital, Which May Not Be Available.

                Although we have recently received $1,050,000 of initial funding under a Promissory Note which is agreed to be no less than $2,000,000 and will not exceed $3,000,000, as more fully described elsewhere in this Form 10-Q, we may need to raise additional funds to continue to operate beyond 2001, and it is uncertain that we will be able to obtain additional financing on favorable terms or at all. Additionally, we have experienced a sharp decline in our stock price and as a result, any financing equity transaction will likely be highly dilutive to existing shareholders.  If we cannot raise additional capital on acceptable terms, we will not be able to implement our current operating plan or continue to operate in our existing form.  Issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations.  These uncertainties could have a material adverse affect on us.

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

Revolving Lines of Credit and Term Loan Facility- On August 10, 1999, the Company entered into a Loan and Security Agreement (the “Agreement”) for a total credit facility of up to $5,000,000, limited to the available borrowing base, which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001, with three one-year renewals at the lender’s option.  On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000.  In connection with this amendment, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 25,000 shares of the Company's common stock.  The fair value assigned to these warrants of $115,000 was accounted for as a debt discount and amortized over the period of the term loan.  At December 31, 2000, there was no available unused balance under the Agreement.  In February 2001, the entire outstanding balance of the Agreement of $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale.

Convertible Notes Payable - In July 2000, the Company completed a $5,000,000 convertible debt offering (the "$5,000,000 Convertible Notes") with certain private investors, who are stockholders, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The $5,000,000 Convertible Notes bear annual interest of 9.5%.  Principal and interest was due at maturity on December 30, 2000, if not converted earlier.  The principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a 25% discount from the per-share price of a Qualified Financing consummated prior to the maturity date.  A Qualified Financing is defined as an equity financing in which the Company raises at least $7,000,000.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  The Company recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature and based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense. On July 20, 2001, the Company reached an agreement related to the $5,000,000 Convertible Notes, which were due on demand, under which the maturity date was extended to August 1, 2002. The conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  The Company is in the process of completing these renegotiations and the new terms are the principal and accrued interest underlying the $5,000,000 Convertible Notes shall be exchanged into Series B Convertible Preferred Stock with a stated value of approximately $5 million dollars.  These new terms also include a waiver of the penalty.  The Series B Convertible Preferred Stock shall have the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock an amount equal to two and one-half (2½) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In November 2000, the Company’s Chairman and principal stockholder provided a $1,000,000 line of credit to the Company  in the form of a convertible note (the “Convertible Note”).  We may draw upon the line of credit from time to time as needed.  As of September 30, 2001, the Company had drawn $900,000 on the line of credit.  During September 2001, the unused balance of this Convertible Note was cancelled.

The Convertible Note bears annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share of the Company’s common stock and matures on December 31, 2001.  The lender had the option to demand repayment of the Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.  In August 2001, the Company renegotiated the terms of the Convertible Note which now has an initial maturity date of December 1, 2002, and is now convertible at the lender’s option at $1.00 per share. Furthermore, if the amended convertible note is not paid at the new maturity date, the lender, at his sole discretion, can either convert the note at $0.50 per share, demand payment or further extend the maturity date until December 1, 2003. Finally, if the amended convertible note is not paid at the new extended maturity date, the lender, at his sole discretion, can either convert the note at $0.25 per share, demand payment or further extend the maturity date until December 1, 2004. In exchange, the Company has agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.

In connection with the Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  The Company recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the Convertible Note.  This discount was to be amortized into interest expense over the life of the Convertible Note.  Debt discount amortization of $675,000 was recorded as interest expense through August, 2001.  In August 2001, as a condition precedent to the Series A and Series B Convertible Preferred Stock financings referred to elsewhere, these warrants were cancelled.

In addition to the cancellation of the 2,000,000 warrants referred to above, as an additional condition precedent to the Series A and Series B Convertible Preferred Stock financings discussed elsewhere, the Company entered into a share return agreement dated August 29, 2001, with three original shareholders, one of which is the Chairman and principal shareholder, for the return of 10,295,210 shares.  These shares are in the process of being returned to the Company but as of November 2001 they have not yet been received by the Company and therefore will be recorded as treasury shares in the fourth quarter of 2001 when the return is complete.  This is a non-cash transaction and will be recorded as a capital contribution when complete.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formerly served on our Board of Directors.  The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001.  The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount will be amortized into interest expense over the life of the December Convertible Notes.  Debt discount amortization of $375,000 and $1,125,000 was recorded for the three and nine months ended September, 2001, respectively.

On June 21, 2001 the Company executed letter agreements and promissory notes (the “Notes”) with certain existing shareholders with an initial funding of $800,000.  As of the end of the third quarter 2001, the Company has received a total of $1,050,000 relating to these Notes.  The Notes, once fully funded, will be for no less than $2,000,000.  The Notes are for a term of one year and have a stated interest rate of 8%.  The Notes have an ultimate right to convert the outstanding balance, plus any accrued interest, into shares of cumulative 8% Series A Convertible Preferred Stock (“Series A Preferred Stock”).  In the event of any liquidation or dissolution of the Company, the holders of the Series A Preferred Stock will be entitled to receive at their option, either (a) an amount equal to two and one-half (2½) times the original purchase price along with all accrued but unpaid dividends or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis.  These shares of Series A Preferred Stock are further convertible, at the option of the holders, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value.

Notes Payable - Other -In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable.  Under these new terms, the Company is required to make equal bi-monthly payments, which represent principal and interest at 10%, of $25,000 through January 2002 and $75,000 bi-monthly payments from January 2002 until the amount is repaid in full.

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of business.  We do not believe that any of these actions, individually or in the aggregate, will have a material adverse affect on our financial position or results of operations.

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibits:

EXHIBIT NUMBER	DESCRIPTION

2.1 (1)	Exchange Agreement by and between Loch Exploration, Inc. and Design Automation Systems Incorporated

2.2 (2)	Exchange Agreement by and between Loch Exploration, Inc. and COAD Solutions, Inc.

2.3 (2)	Acquisition Agreement of Cherokee Methane Corporation

2.4 (2)	Plan of Merger between the Company and Design Automation Systems Incorporated

2.5 (6)	Exchange Agreement between the Company and Dynamic Professional Services, LLC

2.6 (7)	Exchange Agreement between the Company and Connected Software Solutions, Inc.

2.7 (10)	Acquisition Agreement by and among the Company, EACQ, LLC and The Growth Strategy Group, Inc.

2.8 (11)	Agreement and Plan of Merger by and between the Company, EACQ, LLC and The Growth Strategy Group, Inc.

2.9 (13)	Agreement and Plan of Merger by and between the Company and IPS Associates, Inc.

2.10(14)	Asset Purchase Agreement among the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger

2.11(15)	Stock Purchase Agreement by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.

3.1 (3)	Articles of Incorporation

3.2 (4)	Amended Articles of Incorporation

3.3 (3)	By-laws

4.1 (3)	Common Stock Specimen

10.1 (4)	1999 Employee Stock Option Plan

10.2 (2)	Employment Agreement with Carl Rose

10.3 (2)	Employment Agreement with Charles Leaver

10.4 (5)	Employment Agreement with Kelly Knake

10.5 (2)	Lease Agreement

10.6 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Hall-Mark Computer Products

10.7 (2)	Indirect Reseller Agreement between the Company, Hewlett-Packard Company and Client Systems, Inc.

10.8 (2)	Indirect Value Added Reseller Agreement between the Company and Sun Microsystems Computer Corporation

10.9 (2)	IBM Business Partner Agreement for Solution Providers

10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation

10.11 (2)	Line of Credit with Finova Corporation

10.12 (9)	Agreement for Services with Optimization Group, LLC

10.13(12)	Microsystem Products Purchase Agreement

10.14(12)	Sun Channel Agreement Master Terms

10.15(12)	Ferrari/Connected Software Solutions Lease

10.16(12)	Sun Trademark and Logo Policies

10.17(12)	HP Authorized Reseller Agreement

10.18(12)	IBM Business Partner/Solutions Provider Agreement

10.19(12)	HP Agreement for Authorized Solutions Direct Resellers

10.20(12)	Office Space Lease Austin

10.21(12)	Texas Association of Realtors Commercial Lease

10.22(12)	Seattle Lease Agreement

10.23(12)	St. Louis Lease Agreement

10.24(12)	Line of Credit with Finova Corporation

10.25(14)	Convertible Bridge Loan Agreement

10.26(14)	Jeffrey Sexton Employment Agreement

10.27(14)	Warrant Purchase Agreement between the Company and FINOVA Capital Corporation

10.29(15)	Form of Convertible Note

10.28(14)	FINOVA Warrant

10.30(15)	Form of Warrant

10.31(16)	Termination of Employment Agreement with Chuck Leaver

10.32(17)	Form of Consent to Settlement of Claim

10.33(18)	Share Return Agreement

10.34(18)	Warrant Cancellation Agreement

10.35(18)	Amendment to Promissory Note $500,000

10.36(18)	Amendment to Promissory Note $400,000

10.37(18)	Cancellation of Convertible Note $100,000

21.1 (2)	List of Subsidiaries of the Registrant

23.1 (16)	Consent of independent public accountants

(1)	Filed as an exhibit to our Current Report on Form 8-K dated January 15, 1999 and incorporated herein by reference.

(2)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3)	Filed as an exhibit to our Registration Statement on Form S-1 dated September 7, 1979 and incorporated herein by reference.

(4)	Filed as an exhibit to our Definitive Information Statement filed March 9, 1999 and incorporated herein by reference.

(5)	Filed as an exhibit to our 10-QSB for the quarter ended March 31, 1999 and incorporated herein by reference.

(6)	Filed as an exhibit to our Current Report on Form 8-K filed June 14, 1999 and incorporated herein by reference.

(7)	Filed as an exhibit to our Current Report on Form 8-K filed August 11, 1999 and incorporated herein by reference.

(8)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.

(9)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 1999 and incorporated herein by reference.

(10)	Filed as an exhibit to our Current Report on Form 8-K filed December 14, 1999 and incorporated herein by reference.

(11)	Filed as an exhibit to our Current Report on Form 8-K filed March 15, 2000 and incorporated herein by reference.

(12)	Filed as an exhibit to our 10-KSB for the year ended December 31, 1999 and incorporated herein by reference.

(13)	Filed as an exhibit to our Current Report on Form 8-K filed July 14, 2000 and incorporated herein by reference.

(14)	Filed as an exhibit to our 10-QSB for the quarter ended September 30, 2000 and incorporated herein by reference.

(15)	Filed as an exhibit to our Current Report on Form 8-K filed April 16, 2000 and incorporated herein by reference.

(16)	Filed as an exhibit to our 10-KSB for the year ended December 31, 2000 and incorporated herein by reference.

(17)	Filed as an exhibit to our 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference.

(18)	Filed herewith

(b)  Reports on Form 8-K

A Current Report on Form 8-K was filed on August 13, 2001 announcing the appointment of two new members to the Board of Directors.

A Current Report on Form 8-K was filed on November 16, 2001 announcing the appointment of a new member to the Board of Directors.

SIGNATURES

In accordance  with Section 13 or 15(d) of the Exchange Act, the  registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.

Date: November 19, 2001	By /s/ Peter B. Covert
Peter B. Covert
Vice President of Finance, and
Principal Accounting Officer