Form 10-K
period 2001-12-31
EPICEDGE INC
filed 2002-04-17
CIK 313041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[OR]

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number:  001 - 15493

EPICEDGE, INC.
Formerly Known as Design Automation Systems, Inc.
(Exact name of registrant as specified in our charter)

TEXAS	75-1657943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5508 Two Ninety West, Suite 300 Austin, Texas 78735
(Address of principal executive offices)

(512) 261-3346
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	The American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

             Registrant’s revenues for the year ended December 31, 2001 were $14,645,000.

             The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of $.21 as quoted by The American Stock Exchange on April 12, 2002 was $1,621,105.  As of April 12, 2002, the registrant had 18,200,336 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Documents	Form 10-K Reference
Portions of the Proxy Statement for the registrant’s 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K	Items 10, 11, 12 and 13 of Part III
GENERAL INFORMATION

             We were incorporated in Texas in June 1979.  We maintain our executive offices at 5508 Two Ninety West, Suite 300, Austin Texas 78735 and our main telephone number at that location is 512-261-3346.  We also maintain a Web site on the Internet at www.epicedge.com.

WHERE YOU CAN FIND MORE INFORMATION

             You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the “SEC”). In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports directly from us or from the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov.

TABLE OF CONTENTS

PART I

This Annual Report on Form 10-K contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Example of sections containing forward-looking statements include the “Business Strategy,” “Clients, Products and Services” and other sections of Part I, Item 1, entitled “Business” and Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the section under the heading “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

ITEM 1.            BUSINESS

General

             EpicEdge, Inc. is a leading information technology consulting firm, primarily focused on serving state and local government agencies, commercial and utility market customers.  We help our clients to meet their business goals through implementation and support of client/server and Internet-enabled enterprise software packages, custom Web application development, and strategic consulting. We deliver successful IT project-based services by combining the elements of market-leading, third-party products such as PeopleSoft, highly skilled technical personnel and proven project methodologies. Our focused and comprehensive approach to technology is driven by our clients' business needs, and helps our clients maximize return on their software investment and lower their total cost of ownership. The majority of our revenues are associated with providing project management, consulting services, and software implementation to state and local governments. We believe our strengths are technical expertise, marketplace relationships, vendor alliances, customer service orientation, strong consulting methodology, and ability to hire and retain skilled professionals.

History

             We are a publicly held Texas corporation listed on the American Stock Exchange under the symbol “EDG.”  We were originally incorporated under the name Loch Exploration, Inc. in June 1979.  In April 1989, Loch Exploration filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989.  In December 1998, Loch Exploration, Inc. transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of Loch Energy, Inc. common stock, whereby Loch Energy became a subsidiary of Loch Exploration.  In January 1999, Loch Exploration acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of common stock.  In April 1999, Design Automation was merged into Loch Exploration, and Loch Exploration changed its name to Design Automation Systems Incorporated.  In March 2000, we changed our name to EpicEdge, Inc.  During the quarter ended September 30, 2000, we irrevocably transferred all of the shares of Loch Energy to a designated trustee.

Business Strategy

             We have successfully transformed ourselves from a pure systems integrator into a leading edge project-based professional services firm specializing in enterprise software and Internet technologies.  This was accomplished via an aggressive acquisition strategy of ‘best-of-breed’ consulting firms.  This acquisition process was completed in fiscal year 2000. Although significant difficulties were experienced in integrating these acquisitions as more fully discussed elsewhere in this Form 10-K, we believe that the net effect of these acquisitions has culminated in an improved organization with an experienced and dedicated management team, a reputation for client satisfaction and a superior professional consulting staff.  We have also scaled back our infrastructure, sales and marketing, and operations to align us for profitability in the coming years.  Management intends to execute on the following strategies: gain market share through a reputation for excellence, acquire new revenues through successful marketing efforts and reduce our overall costs.

Marketing and Sales

             Generally, our marketing efforts are designed to generate qualified leads for our services and to continually improve our reputation in the marketplace by performing quality work.  A key component of our strategy is to successfully execute on the current contracts of our existing business lines.  We intend to deliver excellent service and results on current engagements.  Our goal is to grow internally, through replacing or renewing completed engagements and expanding the scope of current contracts.  We intend to continue to leverage our significant government ERP and custom Web application development clients.  In addition, we intend to leverage our core competencies to find and win new long term engagements in the verticals where we have a strong market presence, specifically, state and local governments, utilities, and technology companies.

             Our external communications efforts involve sharing client success stories, new alliance partnerships and accolades in addition to significant and material corporate news.  We expect to continue to build momentum in our national sales efforts to generate new business in 2002.  Our business development professionals secure new business through a combination of qualified lead generation and targeted direct marketing efforts.  However, we may not be able to generate new clients, leverage our existing clients or increase revenues.

             We have a seasoned proposal development team.  State and local government agencies award contracts to information technology vendors through a lengthy and complicated bidding and proposal process.  We are also experienced in assembling the large amounts of information required to submit detailed proposals in response to Requests for Proposals (RFPs) in a timely manner. In addition, the expertise and experience of our managers and employees helps us to more accurately estimate project costs and productivity levels.

             We win many of our consulting services and systems solutions contracts for state and local agencies by responding to RFPs. We have developed and implemented an RFP tracking system that provides us with real-time information about the status of existing RFPs and our actions to date with respect to those RFPs.  Our public affairs consultants provide introductions to government personnel and provide information to us regarding the status of legislative initiatives and executive decision-making. Following the issuance of an RFP, we participate in formal discussions, if any, between the contracting government agency and the group of potential service providers seeking to modify the RFP and prepare the proposal. Upon the award of a government operations contract, our representatives may help us negotiate the contract with representatives of the government authority until an agreement is reached.  We generate leads for contracts by tracking bid notices, employing marketing consultants, maintaining relationships with government personnel, communicating directly with current and prospective clients. We participate in professional associations of government administrators and industry seminars which from time to time feature presentations by our executives and employees.  Senior executives develop leads through on-site presentations to decision makers.  A portion of our new consulting business results from prior client engagements.

             We were recently named an Approved Consulting Services Alliance Partner with PeopleSoft.  We are hopeful that this newly acquired status with PeopleSoft will help us obtain new clients.  We believe this provides greater credibility with our existing client base and prospects.  This status may also strengthen our current market positions and give us a greater competitive advantage in contested procurements against our competitors who are not also partners with PeopleSoft.  However, even with this status, we may not be able to gain any additional clients or maintain our present clients.

Expense Reduction and Achieving Operational Efficiencies.

             We intend to continue our cost reduction strategy, which includes reduction in sales and marketing, administration, and creative design operations.  We also intend to increase the gross margins of our business lines through cost reductions and efficient hiring.  All cost reductions are intended to bring expenses in line with the revenues expected with the execution of current contracts.

Recent Mergers and Acquisitions and Goodwill Impairment Losses

             In March 1999, we acquired all of the issued and outstanding stock of COAD Solutions, Inc. (“COAD”), an information technology consulting firm, in exchange for (1) 600,000 shares of our common stock valued at $2,625,000; (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date. Goodwill of $3,000,000 was recorded related to this transaction and was fully amortized as of December 31, 2001.

             In May 1999, we acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC (“Dynamic”), an information technology consulting firm, in exchange for (1) 524,000 shares of our common stock valued at $2,695,600; (2) $200,000 cash, payable $100,000 at closing and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on June 1, 2000, the closing price for our common stock for the prior 15 business days was less than $5.15 per share in an amount equal to 5,340 shares for each $0.01 below $5.15.  No additional consideration was paid during 2000.  Goodwill of $2,732,000 was recorded related to this acquisition.  Accumulated amortization of $2,472,000 had been recorded related to this goodwill through December 31, 2001.

             In July 1999, we acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. (“Connected”), an electronic–business consulting and training firm, in exchange for (1) 300,000 shares of our common stock valued at $1,545,000; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on August 1, 2000, the closing price for our common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 3,000 shares for each $0.01 below $5.15. No additional consideration was paid in 2000. Goodwill of $1,800,000 was recorded related to this acquisition and was fully amortized as of December 31, 2001.

             In November 1999, we acquired substantially all of the assets of NET Information Systems, Inc. (“NET”), an e–Business solutions provider, in exchange for (1) 350,000 shares of our common stock valued at $1,093,750; (2) $180,000 cash; (3) a one–year promissory note in the amount of $50,000 payable quarterly, with the first payment due 90 days after closing; and (4) the assumption of NET’s Wells Fargo debt not to exceed $220,000. Goodwill of $1,500,000 was recorded related to this acquisition. Accumulated amortization of $1,300,000 had been recorded related to this goodwill through December 31, 2001.

             In March 2000, we acquired all the outstanding common shares of The Growth Strategy Group, Inc. (“Growth Strategy”), an e–marketing and strategy-consulting firm, for 277,000 unregistered shares of our common stock valued at $6,076,800 and $375,000 in cash. Goodwill of $6,100,000 was recorded related to this acquisition, accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Growth Strategy’s goodwill of $5,457,000 as of December 31, 2000.

             In June 2000, we acquired all of the issued and outstanding stock of IPS Associates, Inc. (“IPS”), a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of our common stock, options to purchase 1,082,060 shares of our common stock and the assumption of net liabilities of $2,940,000. The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000. We also assumed an employee stock ownership plan (“ESOP”) from IPS and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP. We recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP but not yet committed to be released by the ESOP’s trustee. This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released. In connection with the assumption of the ESOP, we assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000.  The note is secured by the accounts receivable, investments, and property and equipment of IPS. Goodwill of $34,240,000 was recorded related to this acquisition. Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000.  In connection with the purchase transaction, we paid a commission to an organization that facilitated the execution of the transaction of $300,000 in cash and issued 25,065 unregistered shares of our common stock valued at $576,000 and recorded as part of the cost of the IPS acquisition.  As discussed more fully under Recent Disposition below, IPS was sold effective January 1, 2001, at a substantial loss.

             In July 2000, we acquired substantially all of the assets of Tumble Interactive Media, Inc. (“Tumble”), a creative and design firm, for 250,000 unregistered shares of our common stock valued at $4,937,500, and $325,000 in cash. Goodwill of $5,300,000 was recorded related to this acquisition. Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Tumble’s goodwill of $5,125,901 as of December 31, 2000.

             All of these acquisitions were accounted for under purchase accounting, with the resulting goodwill being originally amortized over eight years until the goodwill impairment loss was recognized as of December 31, 2000. Beginning January 1, 2001, the original amortization period was decreased to 32 months.  The operations of each acquired entity are included in our operations from their respective acquisition date.

             In view of the sale of IPS, at a substantial loss, effective January 1, 2001, management concluded that goodwill related to IPS as of December 31, 2000, was impaired and wrote it down to the amount recoverable in the sale, which was $7,643,000; accordingly, $24,040,000 was written off. Management also concluded that the entire amount of goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, was impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET.  The total of these goodwill impairment write–offs of $36,440,000 was reported as an operating expense in 2000.  Goodwill of $460,000 at December 31, 2001, relates to Dynamic ($260,000) and NET ($200,000).

Recent Disposition

             Effective January 1, 2001 with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation and to the IPS Associates, Inc. Stock Ownership Plan. The consideration for the sale was: (1) the return of an aggregate 740,260 shares of our common stock, (2) $5,700,000 in cash, and (3) the transfer of the IPS employee stock ownership plan (ESOP) along with the note payable to a financial institution for the ESOP financing. The Stock Purchase Agreement provides that 143,323 shares of the 740,260 shares of our common stock be held in escrow until the earlier of: (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing. In the event that the net equity, revenues or net earnings of IPS differs by more than $500,000 from the financial statements disclosed in the Agreement, Red & Blue had the right to set-off the difference against the shares held in escrow at a value based upon the closing price of our common stock on the day before the set-off. In the event of a set-off, we agreed to immediately register the set-off shares. Based on the audited financial results of IPS, no such set-off occurred and no claim for a set-off has been made by the acquirer.  The sale of IPS resulted in write-offs of goodwill and deferred compensation with a non-cash charge to income of approximately $24 million in the fourth quarter ended December 31, 2000. IPS was included in the results of our operations since its acquisition in June 2000. The disposition of IPS has been deemed “significant”; accordingly, pro forma results of operations for the second, third and fourth quarters, respectively in 2000, as though the disposition occurred in June 2000, are summarized later.

Clients, Products and Services

             Our client base encompasses state and local government agencies, small- and mid-size companies and Fortune 1,000 companies.  They are geographically located in the Continental United States, primarily in Texas, New York and Washington. While our clients span various industries, most of our clients are in state and local government, utilities, and technology companies.  The State of Texas is a significant client.  We have executed contracts with several agencies of that state for which we are performing services.  During 2001, approximately 48% of our revenue was derived from these agencies, one of which represented over 27%.  These contracts, for the most part, are multi-year and run through 2005.  Northrup Grumman is also a significant client.  We have a staff augmentation contract with that organization which represented approximately 24% of our 2001 revenue.  This contract is also a multi-year engagement through 2007.

             We provide services in two core areas of competency:  Enterprise Software Consulting and Implementation, and E-Business Strategy and Solutions.  Our business strategy is to combine the elements of market-leading products and highly skilled technical personnel to deliver comprehensive information technology solutions within these core competencies, to both new and existing clients.  We believe this single-source solution reduces risk, increases realized productivity, reduces consulting engagement duration, and promotes tight alignment with the client’s overall business goals.

Enterprise Software Consulting and Implementation.

             We are a total solution provider managing all aspects of our clients’ enterprise applications, specifically implementation, ongoing support, and outsourcing.  We are an Approved Consulting Services Alliance Partner with PeopleSoft, Inc.  We also provide business process consulting, allowing the client to automate and streamline business operations focusing on Human Resources and Financial systems.  We offer expertise in the following: professional services for implementation; business process consulting; integration with the Internet; data conversion and analysis; fit/gap analysis; production support and outsourcing for entire financial and human resource systems.  We specialize in large-scale government projects utilizing our implementation methodology.  This helps our clients streamline business processes and gain efficiencies throughout the organization thus maximizing their return on investment with the software.  Over the last three years, this service provided 77.5%, 19.5%, and 2.5% of total revenue for 2001, 2000, and 1999, respectively.

E-Business Strategy and Solutions.

             We provide consulting services that help companies visualize the Internet as an integrated part of their operations and provide the planning framework for the critical building and managing phases of the engagement. We also design and build systems that become the infrastructure for Internet-based management of information and transactions.  We believe this is the most crucial part of client engagements.  With technology changing rapidly, we believe it is imperative that we maintain personnel who have thorough and deep knowledge of existing and emerging technologies and have the ability to train our clients in these technologies.    We implement total project solutions for custom web applications that are mission critical to our clients.  We employ a multidisciplinary approach utilizing cutting edge technologies, including IBM, SUN, and Microsoft. We offer expertise in the following:  assessing viability and fit of latest proven technologies; architecture and network-systems design; application development; integration with legacy systems; integration with intranet, extranet, and Internet applications; and training in these technologies.  Over the last three years, this service provided 18.7%, 7.9%, and 1.4% of total revenue for 2001, 2000, and 1999, respectively. Many of our contracts are terminable by the client following limited notice and without significant penalty. The cancellation of contracts by clients, especially large contracts, after we have staffed and committed resources to fulfilling the services required by such contract, can have a negative impact on our business and can cause us to incur high fixed costs.  In addition, approximately 53% of our contracts are with government agencies.  Substantially all of our contracts with government agencies could be renegotiated or terminated at the election of the applicable government agency.

Competition

             The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms, other package technology vendors, and our clients’ own internal information systems groups. Some of our competitors have significantly greater financial, technical and marketing resources, generate greater revenues and have greater name recognition than we do. Other of our competitors have experienced serious financial difficulties in recent periods, which may result in those companies much more aggressively pursuing business opportunities and reducing their pricing substantially to obtain those opportunities.  We believe that the major competitive factors in our market relate to a company’s distinctive technical capabilities, successful past contract performance, reputation for quality and pricing.  We anticipate that we may face increased competition in the future as new companies enter the market.  Increased competition may result in price reductions, fewer client projects, underutilization of our personnel, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition

Personnel

             Our people are very important to the success of our business.  Our collaborative culture is the hallmark of our delivery approach.  The key values that we strive to attain are teamwork, character and excellence.  To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values.  As of March 31, 2002, we employed 106 persons, of whom 27 were engaged in providing our e-solution services and training, 59 were Enterprise Resource Planning consultants, and 20 were engaged in finance, administration, marketing and management functions.  None of our employees is covered by a collective bargaining agreement.  There is increasing competition for experienced technical professionals.  We consider relations with our employees to be good.

Intellectual Property Rights

             We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyrights to protect our proprietary rights.  We currently do not have any registered trademarks.  We enter into confidentiality agreements with certain of our key employees; generally require that our consultants and clients enter into such agreements; and limit access to and distribution of our proprietary information.  There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.

             A portion of our business involves the development of software applications for specific client engagements.  Ownership of client-specific software is generally retained by the client, but we usually retain some rights to applications, processes and intellectual property developed in connection with client engagements.

ITEM 2.            PROPERTIES

             Our headquarters and principal administrative, accounting, selling and marketing operations are located in approximately 10,000 square feet of leased office space in Austin, Texas at a current monthly rate of approximately $23,133.  We also lease office space of approximately 3,600 square feet in St. Louis, Missouri and 11,725 square feet in Seattle, Washington.

ITEM 3.            LEGAL PROCEEDINGS

             We understand that the Securities and Exchange Commission is conducting an investigation into the trading activity of certain individuals and entities in our securities and the securities of other companies during the period between 1999 and 2000.  We are cooperating and will continue to cooperate with the SEC to the extent it requests information.

             On or about November 20, 2001 a former employee, Mr. David Launey, brought suit against us, a former executive officer, our former corporate counsel, Brewer and Pritchard, P.C., and an individual attorney employed by Brewer and Pritchard in the District Court of Travis County, Texas.  Mr. Launey alleges that we, through the acts and omissions of the named parties, prohibited him from selling stock of the Company.  The complaint seeks damages in the amount of $2,715,630.  These proceedings are in the very early stages of the case. Discovery has not yet occurred and no depositions have been taken. We intend to defend ourselves vigorously and we believe we have good and meritorious defenses. While the outcome of this litigation cannot be predicted with certainty, we believe that it will not have a material adverse effect on our financial statements.  However, an unfavorable outcome of this litigation could have a material adverse effect.

             On or about May 31, 2001, we brought suit against Reliant Energy in the District Court of Harris County, Texas for breach of contract.  We are seeking damages in the amount of $973,804, plus costs and attorney’s fees.   Reliant filed a counter-claim for an unspecified amount of damages for breach of contract.  We intend to defend the   counter-claim vigorously, but there are inherent uncertainties involved in litigation.  An unfavorable outcome of this litigation could have a material adverse impact on our business, financial condition and results of operations.   Reliant is seeking unspecified damages for the inability to review EpicEdge’s financial information after the suit was filed.   From time to time, we become involved in litigation incidental to the conduct of our business.  Other than as disclosed above, we are not currently party to any legal proceedings that we expect to have a material adverse impact on our business.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.                                      MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

             (a) Market Price of Common Stock

             Our common stock was previously quoted on the OTC Bulletin Board. On December 1, 1999, we began trading on The American Stock Exchange under the symbol “EDG.” The following table sets forth for the periods indicated the high and low sale prices for our common stock.

	Sale Price
Fiscal Year 2001	High	Low
4th Quarter	$.39	$.06
3rd Quarter	.35	.10
2nd Quarter	.39	.28
1st Quarter	1.00	.19

	Sale Price
Fiscal Year 2000	High	Low
4th Quarter	$2.81	$.25
3rd Quarter	24.38	2.31
2nd Quarter	25.25	17.00
1st Quarter	25.44	12.38

             On April 12, 2002, the most recent practicable date prior to the filing of this Form 10-K, the closing sale price of a share of our common stock was $0.21 per share.  As of April 12, 2002, there were approximately 3,186 holders of record of the common stock.  We did not declare or pay any cash dividends on our common stock in 2000 or 2001 and do not intend to pay any cash dividends in the foreseeable future.  We plan to retain any future earnings to finance the development and growth of our business.

             On April 12, 2001, our stock was halted from trading by the AMEX due to the delayed filing of our Form 10-KSB for 2000 and the first and second quarter filings on Form 10-Q for 2001.  These forms were subsequently filed and the AMEX reinstated our trading status on August 31, 2001.

             (b)        Recent Sales of Unregistered Securities

On July 31, 2001, we issued to Panna L. Sharma, one of our current directors, a warrant to purchase 30,000 shares of Common Stock at an exercise price of $.28 per share.  We issued the warrant in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On July 31, 2001, we issued to Eric Loeffel, one of our former directors, a warrant to purchase 30,000 shares of our Common Stock at an exercise price of $.28 per share.  We issued the warrant in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On November 30, 2001, we issued to John A. Svahn, one of our current directors, a warrant to purchase 30,000 shares of Common Stock at an exercise price of $.28 per share.  We issued the warrant in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On May 15, 2001, we issued to Brewer & Pritchard, P.C. a warrant to purchase 177,700 shares of our Common Stock at an exercise price of $.20 per share, in exchange for legal services.  We issued the warrant in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

On July 21, 2000, we issued Convertible Promissory Notes to each of Edgewater Private Equity Fund III (“Edgewater”) in the principal amount of $3,750,000 and Fleck T.I.M.E. Fund, L.P. (“Fleck”) in the principal amount of $1,250,000. The principal and accrued interest on the notes were convertible, at the option of Edgewater and Fleck, into shares of common stock, sold at a financing of $7,000,000 or more, at conversion price equal to seventy-five percent of the lowest price paid by any third party investor or at a price equal to the price paid by Edgewater or Fleck, if they led the financing.  If a financing of $7,000,000 did not occur on or before December 29, 2000, then the conversion price was to be equal to $5.00.  On July 20, 2001, the Company and each of Edgewater and Fleck entered into an amendment to such notes which, among other things, extended the maturity date until August 1, 2002.  The notes were further amended in a transaction we completed in April, 2002, as described in “Liquidity and Capital Resources”. We issued and amended the notes in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

On November 1, 2000, we issued to Carl Rose, our current Chairman of the Board, a Convertible Note in the principal amount of $500,000, convertible into shares of Common Stock at conversion rate equal to $.50 of indebtedness (including accrued interest) per share of Common Stock.  On November 7, 2000, we issued a second Convertible Note to Carl Rose in the principal amount of $400,000, convertible into shares of Common Stock at a conversion rate equal to $.50 of indebtedness (including accrued interest) per share of Common Stock.  On August 31, 2001, the Company and Carl R. Rose entered into amendments to, among other things, extend the maturity date of the notes and change the conversion rate from $.50 per share to $1.00 per share.  In connection with the transaction that we completed in April 2002, we amended such notes again to, among other things, extend the maturity date and change the conversion rate to $.25 per share.  We issued and amended the notes in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

             On June 21, 2001, we entered into a Letter Agreement with Fleck, John Paul DeJoria and, as amended on February 7, 2002, Patrick Loche, with an initial funding of $800,000.  Upon the terms specified in the Letter Agreement we borrowed $400,000 from Fleck, $400,000 from Mr. DeJoria, and $250,000 from Mr. Loche.  Therefore, the total funding as of December 31, 2001 under this Letter Agreement was $1,050,000.  Such notes were contemplated to convert into shares of Series A Preferred Stock.  The notes were further amended in a transaction we completed in April, 2002, as described in “Liquidity and Capital Resources”. We issued and amended the notes in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

             On February 19, 2002, we issued a Secured Promissory Note to Edgewater in the principal amount of $610,000.  On March 5, 2002, we borrowed an additional $250,000 from Edgewater and issued a Substitute Secured Promissory Note to Edgewater for an aggregate principal amount of $860,000.  The notes were amended in a transaction we completed in April, 2002, as described in “Liquidity and Capital Resources”.  We issued the notes in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

ITEM 6.                                      SELECTED FINANCIAL DATA

             The following selected financial data should be read in conjunction with our financial statements and related notes and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations: included elsewhere herein.  The selected financial data represented below under the captions “Statement of Operations Data” and “Balance Sheet Data” for, and as of the end of, each of the years in the five-year period ended December 31, 2001, are derived from the financial statements of EpicEdge, Inc.  The financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, and the independent auditors’ report thereon, are included elsewhere herein.

	Years Ended December 31,
Statement of Operations Data:	2001	2000	1999	1998(1)	1997(1)

REVENUES:
Professional services	$14,645,000	$21,944,000	$3,962,000	$—	$—
Technology integration		10,786,000	25,478,000	20,443,000	20,074,000
Total revenues	14,645,000	32,730,000	29,440,000	20,443,000	20,074,000

COST OF REVENUES:
Professional services	10,053,000	12,740,000	3,035,000
Technology integration		10,774,000	23,308,000	18,124,000	17,487,000
Total cost of revenues	10,053,000	23,514,000	26,343,000	18,124,000	17,487,000

GROSS PROFIT	4,592,000	9,216,000	3,097,000	2,319,000	2,587,000

OPERATING EXPENSES:
SG&A and Compensation and benefits	7,658,000	23,683,000	4,828,000	2,036,000	2,703,000
Depreciation and amortization	6,015,000	5,601,000	649,000	23,000	21,000
Stock-based compensation and costs		8,942,000	3,549,000
Goodwill and other impairment losses		37,521,000
Total operating expenses	13,673,000	75,747,000	9,026,000	2,059,000	2,724,000

OPERATING INCOME (LOSS)	(9,081,000)	(66,531,000)	(5,929,000)	260,000	(137,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(1,975,000)	(5,315,000)
Interest expense — net	(716,000)	(758,000)	(9,000)	—	13,000
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(11,772,000)	(72,604,000)	(5,938,000)	260,000	(124,000)

LOSS FROM DISCONTINUED OPERATIONS	(10,000)	(366,000)	(430,000)	0	(17,000)

EXTRAORDINARY ITEM
Gain on restructuring of payables	1,670,000

NET LOSS	$(10,112,000)	$(72,970,000)	$(6,368,000)	$260,000	$(141,000)

NET LOSS PER SHARE — Basic and diluted:
Continuing operations	$(0.45)	$(2.73)	$(0.28)	$.02	(.01)
Discontinued operations	—	(0.01)	(.02)	—	—
Extraordinary item	0.06
Total	$(0.39)	$(2.74)	$(0.30)	$.02	(.01)
WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE COMPUTATIONS
Basic and diluted	26,060,525	26,553,906	21,370,431	14,405,918	14,400,000

	As of December 31,
Balance Sheet Data:	2001	2000	1999	1998(1)	1997(1)

Cash and cash equivalents	$256,000	$1,435,000	$1,517,000	$851,000	$355,000
Working capital (deficiency)	(8,513,000)	(17,129,000)	(3,338,000)	(102,000)	(182,000)
Total assets	4,593,000	24,776,000	15,676,000	5,087,000	3,643,000
Long-term liabilities	3,208,000	—	—	—	—
Shareholders’ equity (deficiency)	(9,566,000)	494,000	6,021,000	(30,000)	(78,000)

(1)         Pursuant to an Exchange Agreement, dated December 31, 1998, and amended on January 27, 1999, the shareholders of Design Automation Systems, Inc. became beneficial owners of 82.14% of the issued and outstanding common stock of Loch Exploration, Inc.  Prior to the effectiveness of and in connection with the Exchange Agreement, Loch Exploration, Inc. assigned all of its assets and liabilities to Loch Energy, Inc. in return for 100% of the issued and outstanding common stock of Loch Energy, Inc., whereby Loch Energy, Inc. became a subsidiary of Loch Exploration, Inc.  During the quarter ended September 30, 2000, EpicEdge irrevocably transferred all of the shares of Loch Energy, Inc. to a designated trustee.  As a result of the Exchange Agreement, the shareholders who had held 100% of the issued and outstanding common stock of  Loch Exploration, Inc. immediately prior to the effectiveness of the Exchange Agreement consequently held 17.86% of the issued and outstanding common stock of Loch Exploration, Inc. upon the effectiveness of the Exchange Agreement.  Because of these fundamental changes in the control and in the operations of Loch Exploration, Inc., the selected financial data shown above for the years 1998 and 1997 are presented as if Design Automation Systems, Inc. had acquired Loch Exploration, Inc.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

             The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K.  This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and, with respect to this section, the cautionary language applicable to such forward-looking statements described above before Item 1 of this Form 10-K is incorporated by reference into this Item 7.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Risk Factors” and elsewhere in this Form 10-K.

Critical Accounting Policies And Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates under different assumptions or conditions.

We believe the following are critical accounting policies and estimates used in the preparation of our financial statements.

           Revenue Recognition — In 2001, revenue was recognized from consulting, support and training services (“professional services”), which we believed in 2000, and continue to believe, to have the most future profit potential.  This is the business of enabling our clients to meet their business goals through implementation and support of client/server, ERP, financial and human resource systems, custom application development of open source, object oriented internet applications, and strategic marketing.

           Our services currently include assisting clients in dealing with issues during the entire software development life cycle of their projects, including the following: strategic planning, business process evaluation, integrated marketing and communications, brand structure and design, system architecture and design, product acquisition, application hosting, configuration and implementation, ongoing operational support, and evolutions in technology.  Our goal is to provide solutions to complex information technology problems focusing on enabling our clients to take advantage of the evolving Internet economy.  The majority of our revenues were and are expected to be associated with providing project management, consulting services, and software implementation to state and local governments, including the States of Texas, New York and Washington.

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

           Concentration of Credit Risk — Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  Concentrations of credit risk with respect to receivables are a result of a limited number of customers and their significant percentage of accounts receivable from them.  We perform periodic credit evaluations of our customers’ financial condition and generally do not require collateral.  Two customers account for approximately 53% and 19% of total accounts receivable as of December 31, 2001 and 2000, respectively.  No other single group or customer represents greater than 10% of total accounts receivable.

           Allowance for Doubtful Accounts — We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $1,803,000, net of allowance for doubtful accounts of $505,000 as of December 31, 2001, as compared to an accounts receivable balance of $5,345,000, net of allowance for doubtful accounts of $767,000 as of December 31, 2000.

           Property and Equipment — Property and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight–line method over the following estimated useful lives: computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, five years or the lease term if shorter.

           Goodwill — Goodwill represents the excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write–offs.  The remainder was being amortized on a straight–line basis over 32 months and is stated net of accumulated amortization.  The balance of goodwill of $460,000 at December 31, 2001, will no longer  be amortized under SFAS No. 142.  We will perform periodic impairment tests beginning January 1, 2002.

           Valuation Allowance for Deferred Tax Assets — Deferred income taxes are recorded, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.”  Under

SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

           Stock Based Compensation — Stock Based Compensation arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25.  Statement of Financial Accounting Standards (“SFAS”) No. 123 encourages (but does not require) the cost of stock–based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, we apply APB Opinion No. 25 to our stock–based compensation awards to employees and disclose the required pro forma effect on net income and earnings per share.

Business Combinations And Goodwill Impairment Losses

             Our ability to successfully provide professional services to our clients is dependent upon our ability to obtain the necessary skills, resources and capabilities required to render such professional services.  During  2001, EpicEdge underwent a transformation it its business strategy.  The company continued to downsize from a rapid buildup in 2000.  Growth in professional services during 2001 came from hiring additional consultants to service new and old clients.  No acquisitions were completed in 2001

             Effective January 1, 2001, with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation and to the IPS Associates, Inc. Stock Ownership Plan, as described under Recent Disposition.  In view of the sale of IPS, at a substantial loss, effective January 1, 2001, management concluded that goodwill related to IPS as of December 31, 2000, was impaired and wrote it down to the amount recoverable in the sale, which was $7,643,000; accordingly, $24,040,000 was written off.  Management also concluded that the entire amount of goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, was impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET.  The total of these goodwill impairment write-offs of $36,440,000 was reported as an operating expense in 2000.  Goodwill of $460,000 at December 31, 2001, relates to Dynamic ($260,000) and NET ($200,000).

Results of operations 2001, reflect our first full year after a successful transition into a pure professional services company.  Results of operations 2000 of Growth Strategy, IPS and Tumble have been included in our financial statements commencing on April 1, 2000, June 1, 2000, and July 1, 2000, respectively, the effective dates of the transactions for accounting purposes.  Although IPS was included in our accompanying actual results of operations since IPS’s acquisition in June 2000, the disposition of IPS has been deemed “significant”; accordingly, pro-forma results of operations 2000 and 1999 listed below under the heading Pro-Forma Results exclude IPS.  The results of operations of Tumble would not have a material affect on the pro forma financial information presented and unless otherwise noted, has also been excluded from the pro forma financial information listed below under the heading Pro-Forma Results.

Results Of Operations

The following table sets forth certain condensed statement of operations data for the period indicated:

	Year Ended December 31,
	2001	2000	1999
Revenues	$14,645,000	$32,730,000	$29,440,000
Cost of Revenues	10,053,000	23,514,000	26,343,000
Gross Profit	4,592,000	9,216,000	3,097,000
Operating Expenses:
Selling, general and administrative	3,349,000	11,703,000	2,064,000
Compensation and benefits	4,309,000	11,980,000	2,764,000
Total	7,658,000	23,683,000	4,828,000
Stock-based compensation and costs	—	8,942,000	3,549,000
Depreciation and Amortization	6,015,000	5,601,000	649,000
Goodwill and impairment losses		37,521,000	—
Loss from operations	(9,081,000)	(66,531,000)	(5,929,000)
Other Income (expense):
Debt discount amortization	(1,975,000)	(5,315,000)	—
Interest expense	(814,000)	(1,002,000)	(98,000)
Interest income	28,000	241,000	35,000
Other	70,000	3,000	54,000
Total other expense	(2,691,000)	(6,073,000)	(9,000)
Loss from continuing operations	(11,772,000)	(72,604,000)	(5,938,000)

Loss from discontinued operations	(10,000)	(366,000)	(430,000)
Extraordinary item
Gain on restructuring of payables	1,670,000
Net loss	$(10,112,000)	$(72,970,000)	$(6,368,000)
Net loss per share — Basic and diluted:

Continuing operations	$(0.45)	$(2.73)	$(0.28)
Discontinued operations	—	(0.01)	(0.02)
Extraordinary item	0.06
Total	$(0.39)	$(2.74)	$(0.30)
Weighted average common shares used in per share computations — Basic and diluted	26,060,525	26,553,906	21,370,431

ACTUAL RESULTS

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000

Revenues

             Total revenue decreased $18.1 million or 55.2% from  $32.7 to  $14.6 million for the year ended December 31, 2000 and 2001, respectively.  During 2001, we completed the transition of our operations to a professional services company and all of our current and future revenues are to be derived from delivery professional services to our clients.

           Professional Services Revenues — Professional services revenues decreased $7.3 million or 33.2% from $21.9 million to $14.6 million for the year ended December 31, 2000 and 2001, respectively.  Approximately $9.8 million of the 2000 professional services revenue is due to IPS, which was sold in 2001 (see Pro-Forma Results below).  Professional services revenue represented 67.0% and 100% of total revenue for the year ended December 31, 2000 and 2001, respectively.

           Technology Integration Revenues — Technology integration revenue decreased $10.8 million or 100% from $10.8 million to $0.0 million for the year ended December 31, 2000 and 2001, respectively.  Technology integration revenues represented 33% and 0% of total revenues for the year ended December 31, 2000 and 2001, respectively.  This elimination of technology integration revenues is reflective of our proactive strategy to phase out of our hardware sales or value-added reseller (“VAR”) operations.  We do not expect to generate substantial future revenues from our historical VAR business.

Cost Of Revenues And Gross Profit

           Total cost of revenues decreased $13.5 million or 57.3% from $23.6 million to $10.1 million for the year ended December 31, 2000 and 2001, respectively.  This was mainly due to our transition out of the historical VAR business.  Cost of professional services revenues consist primarily of salaries and employee cost for personnel dedicated to client projects, sub-contractor costs related to client projects, and direct expenses incurred to complete projects that were not reimbursed by clients.  Cost of professional services revenues decreased $2.6 million or 20.5% from $12.7 million to $10.1 million for the year ended December 31, 2000 and 2001, respectively.

           Total gross profit decreased $4.6 million or 50.1% from $9.2 million to $4.6 million for the year ended December 31, 2000 and 2001, respectively.  The total gross profit percentage was 28.2% and 31.4% for the year ended December 31, 2000 and 2001, respectively.  Our goal is to maintain this level of gross margin into the future as we continue to transition into higher margin longer contracted professional services revenues.

Operating Expenses

           Compensation and Benefits — Compensation and benefit expenses decreased $7.6 million or 64% from $11.9 million to $4.3 million for the year ended December 31, 2000 and 2001, respectively.  These expenses represent 36.6% and 29.4% of total revenues in the respective periods.   The decrease in compensation and benefit expenses is due to planned staff reductions consistent with the company’s reorganization plan. The majority of these staff reductions were in redundant administrative support and salesmen.  As well, these reductions were in part due to the divestiture of IPS in 2001.

Selling, General and Administrative — Selling, general and administrative expenses (SG&A) decreased $8.4 million or 71.3% from $11.7 million to $3.3 million for the year ended December 31, 2000 and 2001 respectively. These expenses represent 35.8% and 22.9% of total revenues in the respective periods.  The decrease in SG&A expenses reflect the Company’s focus on cost cutting measures, reduction in the sales force, and non-billable staff.  This is consistent with the Company’s restructuring goals, and is due in part to the IPS divestiture, which was sold in 2001.

           Depreciation and Amortization— Depreciation and amortization increased $0.4 million or 7.1% from $5.6 million to $6.0 million for the year ended December 31, 2000 and 2001 respectively.  These expenses represent 17.1% and 41.1% of total revenues in the respective periods.    Depreciation and amortization increased during the year ended December 30, 2001 due to an acceleration of amortization of goodwill as a result of a review by management of the carrying value and recoverability of the remaining goodwill of some of the previous acquisitions.

           Stock Based Compensation and Costs — Stock based compensation and costs decreased $8.9 million or 100% from $8.9 million to $0.0 million for the year ended December 31, 2000 and 2001, respectively.  In 2000, $8.9 million of various stock based compensation awards were issued, see discussion below.

           Goodwill and other impairment losses — Goodwill and other impairment losses decreased $37.5 million or 100% from $37.5 million to $0.0 million for the year ended December 31, 2000 and 2001, respectively.  In 2000, $37.5 million of goodwill and other impairment losses we incurred, see discussion below.

Other Expenses (Income)

           Debt Discount Amortization —In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit in the form of convertible notes (the “November Notes”).  As of December 31, 2000, we had drawn $900,000 on the line of credit.  The November Notes bear annual interest at the rate of 8%, and originally were convertible at the lenders’ option at $.50 per share and matured on December 31, 2001.  The lender had the option to demand repayment of the November Notes within 30 days after the IPS sale; however, the lender made no such demand.  In connection with the November Notes, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share, which resulted in a net carrying value of zero for the November Notes.  We recorded debt discount amortization of $600,000 and $75,000 as interest expense for the year ending December 31, 2001 and December 31, 2000, respectively.  In April 2002, the terms of the November Notes were renegotiated and the maturity date was extended to December, 2004.  See “Liquidity and Capital Resources” below.

           In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Notes’), both of which formerly served on our Board of Directors.  The December Notes are convertible at the lenders’ option at $.50 per share.  The December Notes bear interest at 8% per annum and matured on December 31, 2001.  In connection with the December Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Notes.  This discount was to be amortized into interest expense over the original life of the December Notes.  This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 and $200,000 was recorded as interest expense in 2001 and 2000, respectively.  In April 2002, the terms of the November Notes were renegotiated and the maturity date was extended to April, 2003.  See “Liquidity and Capital Resources” below.

Discontinued Operations

           Additional expenses of $10,000 relating to the disposal of the remaining assets of Loch Exploration, Inc. in 2001 are included in discontinued operations (see discussion below).

ACTUAL RESULTS

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999

Revenues

             Total revenue increased $3.3 million or 11.2% from $29.4 million to $32.7 million for the year ended December 31, 1999 and 2000, respectively.  During 2000, we completed the transition of our operations to a professional services company and expect substantially all of our future revenues to be derived from delivery professional services to our clients.

           Professional Services Revenues — Professional services revenues increased $17.9 million or 453.9% from $4.0 million to $21.9 million for the year ended December 31, 1999 and 2000, respectively.  Approximately $9.8 million of this increase is due to IPS, which was sold in 2001 (see Pro-Forma Results below), and the remaining portion of this increase was a result of the other acquisitions of professional services businesses as we executed our business strategy of migrating from a value-added reseller (VAR) of hardware and software to a professional services company.  Professional services revenue represented 13.5% and 67.0% of total revenue for the year ended December 31, 1999 and 2000, respectively.

           Technology Integration Revenues — Technology integration revenue decreased $14.7 million or 57.7% from $25.5 million to $10.8 million for the year ended December 31, 1999 and 2000, respectively.  Technology integration revenues represented 86.5% and 33% of total revenues for the year ended December 31, 1999 and 2000, respectively.  This downward trend in technology integration revenues is reflective of our proactive strategy to phase out of our VAR operations.  We do not expect to generate substantial future revenues from our historical VAR business.

Cost Of Revenues And Gross Profit

           Total cost of revenues decreased $2.8 million or 10.7% from $26.3 million to $23.5 million for the year ended December 31, 1999 and 2000, respectively.  This was due mainly to the Company’s transition out of the cost intensive Technology integration business, as well as an overall reduction in revenue.

           Total gross profit increased $6.1 million or 197.6% from $3.1 million to $9.2 million for the year ended December 31, 1999 and 2000, respectively.  The total gross profit percentage was 10.5% and 28.2% for the year ended December 31, 1999 and 2000, respectively.    This was due mainly to the Company’s transition into higher margin Professional Services revenue.

Cost of Professional    Cost of professional services revenues consist primarily of salaries and employee cost for personnel dedicated to client projects, sub-contractor costs related to client projects, and direct expenses incurred to complete projects that were not reimbursed by clients.  Cost of professional services revenues increased $9.7 million or 319.8% from $3.0 million to $12.7 million for the year ended December 31, 1999 and 2000, respectively.  These increases are a result of the completion of several acquisitions of professional services businesses and our being engaged on larger and more numerous client projects during the year.

             Gross profit from professional services increased $8.3 million or 892.9% from $0.9 million to $9.2 million for the year ended December 31, 1999 and 2000, respectively.  The gross profit percentage from professional services was 23.4% and 41.9% for the year ended December 31, 1999 and 2000, respectively.  Approximately $5.9 million of this increase was due to IPS, which was sold in 2001 (see Pro-Forma Results below).

Cost of Technology Integration          Cost of technology integration revenues consist primarily of hardware and software costs associated with product sales.  Cost of technology integration revenues decreased $12.5 million or 53.8% from $23.3 million to $10.8 million for the year ended December 31, 1999 and 2000, respectively.  The overall decrease is a result of our strategy to migrate away from our historical VAR operations.  The changes in the cost of technology integration revenues are a result of related increases or decreases in product sales.  Additionally, we recorded a reserve for potentially excess and obsolete inventory during 2000 of $700,000 as we have substantially transitioned out of the hardware and software VAR business.

             Gross profit from technology integration revenues decreased $2.0 million or 90.7% from $2.2 million to $0.2 million for the year ended December 31, 1999 and 2000, respectively.  The gross profit percentage from technology integration revenues was 8.5% and 1.9% for the year ended December 31, 1999 and 2000, respectively.

Operating Expenses

                        Compensation and Benefits — Compensation and benefit expenses increased $9,216,000 or 333.4% from $2,764,000 to $11,980,000 for the year ended December 31, 1999 and 2000, respectively.  These expenses represent 9.4% and 36.6% of total revenues in the respective periods.  The increase in compensation and benefit expenses reflect the acquisition of certain businesses along with planned increases in both selling and consulting personnel.  These planned additions to staff were in anticipation of staffing needs to support forecasted revenues.  These revenues have failed to materialize and as a result we have undergone two significant reductions in force in October 2000 and March 2001.  We have gone from a headcount of a high of 215 in 2000 to the current level of 112 in the entire organization.  The majority of these staff reductions were in redundant administrative support and virtually all salesmen.

Selling, General and Administrative — Selling, general and administrative expenses (SG&A) increased $9,639,000 or 467.0% from $2,064,000 to $11,703,000 for the year ended December 31, 1999 and 2000 respectively. These expenses represent 7.0% and 35.8% of total revenues in the respective periods.  The increase in SG&A expenses reflect the acquisition of certain businesses that brought additional SG&A expenses to us.  We also recorded a provision for doubtful accounts of $700,000 during the year ended December 31, 2000, related primarily to accounts receivable associated with the former hardware and software VAR business.  In addition to the sale of IPS, as more fully described under Recent Disposition, which represented approximately $2,000,000 or 20% of the total SG&A expenses, we have instituted an ongoing strict expense reduction and monitoring program which began in the fourth quarter of 2000.

Depreciation and Amortization — Depreciation and amortization increased $4,952,000 or 763.0% from $649,000 to $5,601,000 for the year ended December 31, 1999 and 2000 respectively.  These expenses represent 2.2 % and 17.1% of total revenues in the respective periods.    Depreciation and amortization increased during the year ended December 30, 2000 as a result of amortization of goodwill recorded in connection with the acquisition of certain businesses.

           Stock-based Compensation and Costs — Stock-based compensation and costs was $3,549,000 and $8,942,000 for the year ended December 31, 1999 and 2000, respectively representing 12.1% and 27.3% of total revenues in the respective periods.  During 1999, we granted 1,147,500 shares of common stock, valued at approximately $3,549,000 in exchange for consulting services from various consulting firms.

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

           In April 2000, we issued to our client’s venture capital affiliate a warrant to purchase 500,000 shares of our common stock at an exercise price of $22.00 per share.  The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date.  We determined the value of the warrant to be $4,843,000 based on the Black-Scholes model.  The warrant was issued contemporaneously with the negotiation of a consulting agreement between us and the client, under which we could receive estimated fees totaling $3.1 million over the next three years. However, the agreement provides the client with the right of cancellation for convenience. Therefore, at June 30, 2000 the end of the quarter in which these warrants were issued, there was no assurance that the client would continue to engage us under the agreement or would enter into any additional agreements in the future.  Accordingly, we recorded the estimated value of the warrant as a stock-based compensation and costs charge of $4,843,000 during the three months ended June 30, 2000.  The client cancelled the consulting agreement in January 2001.

           In June 2000, we entered into a severance agreement with one of our employees that provided, among other things, for the modification of the employee’s stock options allowing a cashless exercise of vested and unexercised stock options.  As a result, we accounted for the stock options as variable options and recorded a stock-based compensation charge on the exercise date during the three months ended June 30, 2000 of $475,600 based on the difference between the exercise price and the quoted market price of the underlying stock.  We issued 22,353 shares of our common stock to the former employee as a result of the cashless exercise.

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

Goodwill and other impairment losses — In view of the sale of IPS effective January 1, 2001, at a substantial loss, management has concluded that goodwill related to IPS as of December 31, 2000, was impaired and was written down to the amount recoverable in the sale of $7,643,000; accordingly, $24,040,000 was written off. Management has also concluded that the entire remaining goodwill related to the Tumble and Growth acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, are impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of  $5,434,000 related to COAD, Dynamic, Connected and Net. The total of these goodwill impairment write–offs of $36,440,000 is reported as an operating expense in 2000.

           In addition to the goodwill impairment losses, as more fully described in the preceeding paragraph and in Recent Mergers and Acquisitions and Goodwill Impairment Losses discussed above, in October 2000, we moved our corporate headquarters from Houston, Texas to Austin, Texas.  As a result of this move, several fixed assets were no longer of use to us and were considered impaired.  The net value of these impaired assets totaled approximately $277,000 and is included as an operating expense in goodwill and other impairment losses.  In December 2000, we abandoned our implementation of a new software platform for our corporate headquarters.  We wrote off approximately $805,000 of capitalized costs associated with this project abandonment.  These costs are also included in goodwill and other impairment losses.

           Debt Discount Amortization — In addition to the following discussion, see debt discount amortization discussion  above. In July 2000, we completed a $5,000,000 convertible debt offering with certain private investors, who are also stockholders.  The convertible debt bears annual interest of 9.5%.  Principal and interest was due on the original maturity date of December 30, 2000.  The Company reached an agreement on the extension of the original maturity date of this convertible debt to August 1, 2002.  The conversion terms were to be renegotiated by August 15, 2001, otherwise a penalty of $500,000 would be assessed and payable in February 2002.  The principal and accrued and unpaid interest was to be convertible at the option of the holder into common stock of the Company at a 25% discount from the per-share price of a Qualified Financing consummated prior to the maturity date.  A Qualified Financing was defined as an equity financing in which we raise at least $7,000,000.  If a Qualified Financing is not consummated prior to the maturity date, then the principal and accrued and unpaid interest is convertible at the option of the holder into common stock of the Company at a conversion price $5.00 per share.  We recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense.  In April 2002, the terms of this convertible debt were renegotiated.  See “Liquidity and Capital Resources” below.

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

             During the quarter ended September 30, 2000, we irrevocably transferred all of the stock of LEI to a designated trustee.  Since we were unable to achieve our original plan of distributing these shares as registered stock to our shareholders who were former shareholders of Loch Exploration, Inc., we have recorded an additional write-off of $383,885 related to the disposal of the remaining assets of the discontinued operations related to Loch Energy as of December 31, 2000.

Quarterly Results

             We derived this information from unaudited quarterly financial statements that include, in the opinion of our management, all adjustments necessary for a fair presentation of the information for such periods. You should read this information in conjunction with the audited consolidated financial statements and notes thereto. Results of operations for any fiscal quarter are not necessarily indicative of results for any future period.

             Our revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including:

•         the progress of contracts;

•         the revenues earned on contracts;

•         the timing of revenues on performance-based contracts;

•         the commencement and completion of contracts during any particular quarter;

•         the schedule of government agencies for awarding contracts; and

•         the term of each contract that we have been awarded.

             We have occasionally experienced a pattern in our results of operations pursuant to which we incur greater operating expenses during the start-up and early stages of significant contracts prior to receiving related revenues. As well we have noticed seasonality in our revenues, in that due to holiday and vacation time there are not enough billable hours available for high utilization of billable consultants.  Our quarterly results may fluctuate, causing a material adverse effect on our operating results and financial condition.

	Quater Ended
	December 31, 2001	September 30, 2001	June 30, 2001	March 31, 2001	December 31, 2000	September 30, 2000	June 30, 2000	March 31, 2000

REVENUES:
Professional services	$3,127,000	$4,457,000	$3,923,000	$3,138,000	$7,491,000	$8,054,000	$4,555,000	$1,844,000
Technology integration	0	0	0	0	(1,467,000)	370,000	6,938,000	4,945,000
Total revenues	3,127,000	4,457,000	3,923,000	3,138,000	6,024,000	8,424,000	11,493,000	6,789,000

COST OF REVENUES:
Professional services	2,019,000	3,110,000	2,501,000	2,423,000	4,314,000	4,593,000	2,619,000	1,214,000
Technology integration				0	32,000	659,000	5,757,000	4,326,000
Total cost of revenues	2,019,000	3,110,000	2,501,000	2,423,000	4,346,000	5,252,000	8,376,000	5,540,000

GROSS PROFIT	1,108,000	1,347,000	1,422,000	715,000	1,678,000	3,172,000	3,117,000	1,249,000

OPERATING EXPENSES:
SG&A and Compensation and benefits	1,198,000	1,335,000	2,179,000	2,946,000	6,080,000	8,367,000	5,279,000	3,957,000
Stock-based compensation and costs					2,145,000	453,000	6,344,000
Depreciation and amortization	1,659,000	1,452,000	1,452,000	1,452,000	2,349,000	1,832,000	979,000	441,000
Goodwill and other impairment losses					37,521,000
Total operating expenses	2,857,000	2,787,000	3,631,000	4,398,000	48,095,000	10,652,000	12,602,000	4,398,000

OPERATING INCOME (LOSS)	(1,749,000)	(1,440,000)	(2,209,000)	(3,683,000)	(46,417,000)	(7,480,000)	(9,485,000)	(3,149,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(250,000)	(525,000)	(600,000)	(600,000)	(5,315,000)	0	0	0
Interest expense — net	(142,000)	(287,000)	(212,000)	(75,000)	(429,000)	(369,000)	96,000	(56,000)
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(2,141,000)	(2,252,000)	(3,021,000)	(4,358,000)	(52,161,000)	(7,849,000)	(9,389,000)	(3,205,000)

LOSS FROM DISCONTINUED OPERATIONS	—	(10,000)	—	—	—	(384,000)	17,000	1,000

EXTRAORDINARY ITEM
Gain on restructuring of payables	1,170,000	21,000	404,000	75,000

NET LOSS	$(971,000)	$(2,241,000)	$(2,617,000)	$(4,283,000)	$(52,161,000)	$(8,233,000)	$(9,372,000)	$(3,204,000)

NET LOSS PER SHARE — Basic and diluted:
Continuing operations	$(0.11)	$(0.08)	$(0.11)	$(0.15)	$(1.80)	$(0.29)	$(0.36)	$(0.13)
Discontinued operations	—	—	—	—			—
Extraordinary item	0.06	—	0.02	—	—	(0.01)	—	—
Total	$(0.05)	$(0.08)	$(0.09)	$(0.15)	$(1.80)	$(0.30)	$(0.36)	$(0.13)
WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE COMPUTATIONS
Basic and diluted	18,200,336	28,495,540	28,462,217	29,084,008	29,026,114	27,461,466	26,127,363	24,243,761

PRO-FORMA RESULTS

             The following information reflects the unaudited pro-forma statement of operations combining the historical results of operations of EpicEdge and the 1999 and 2000 acquisitions, discussed under the heading Recent Mergers and Acquisitions and Goodwill Impairment Losses (except for IPS, which was subsequently sold effective January 1, 2001, and for Tumble Interactive, which would not have a material effect, and therefore has been excluded from the pro-forma financial information), as if the acquisitions had occurred and the related common shares had been issued as of January 1, 2000, and as though the IPS acquisition and sale had occurred at that date (and, therefore, the IPS results and goodwill impairment loss are excluded).  Actual results may have materially differed from the results indicated in the unaudited pro-forma financial information had the combinations actually occurred as of the beginning of the periods presented.  Additionally, the unaudited pro-forma information should not be relied upon as being indicative of the future results of operations of the combined entity.

	2001 (actual)		2000 (pro-forma unaudited)		1999 (pro-forma unaudited)
	(in thousands)
Revenues:
Professional Services	$14,645	100.0%	$12,357	53.4%	$8,083	24.1%
Technology Integration	—	0.0	10,786	46.6	25,477	75.9
Total	14,645	100.0	23,143	100.0	33,560	100.0
Cost of Revenues:
Professional Services	10,053	68.6	9,001	72.9	5,967	73.8
Technology Integration	—	0.0	10,774	99.9	23,308	91.5
Total	10,053	68.6	19,775	85.4	29,275	87.2
Gross Profit:
Professional Services	4,592	31.4	3,356	27.2	2,116	26.2
Technology Integration	—	0.0	12	0.1	2,169	8.5
Total	4,592	31.4	3,368	14.6	4,285	12.8

Operating Expenses:
Selling, general and administrative	3,349	22.9	10,643	46.0	3,460	10.3
Compensation and Benefits	4,309	29.4	9,245	39.9	3,008	9.0
Stock-based compensation and costs	—	0.0	8,942	38.6	3,549	10.6
Depreciation and amortization	6,015	41.1	2,866	12.4	648	1.9
Goodwill and other impairment losses	—	0.0	13,481	58.3	—	—
Total	13,673	93.4	45,177	195.2	10,665	31.8

Operating loss	(9,081)	62.0	(41,809)	(180.6)	(6,380)	(19.0)

Other income (expense)	(2,691)	(18.4)	(5,722)	(24.7)	(9)	—
Loss from continuing operations before extraordinary item	($11,772)	(80.4% )	($47,531)	(205.3% )	($6,389)	(19.0% )

PRO-FORMA RESULTS

Year Ended December 31, 2001 Compared To Year Ended December 31, 2000 On A Pro-Forma Basis

Revenues

             The increase in revenues from Professional Services of $2.3 million or 18.5% from $12.4 million (pro-forma) to $14.6 million (actual) for the year ended December 31, 2000 and 2001, respectively, is due principally to the effects of the growth in the company’s core services areas.  This growth has come in the form of larger more long-term contracts in the public sector ERP practice group as well as expansion of the e-solutions practice.  In view of the completion of management’s plan to completely transition out of Technology Integration into Professional Services, management is planning and expects to continue Professional Services growth at a similar rate; however, no assurances can be made that this historical rate of growth will continue.

Cost Of Revenues And Gross Profit

             Although the cost of professional services increased $1.1 million or 11.7% from $9.0 million (pro-forma) to $10.1 million (actual) for the year ended December 31, 2000 and 2001, respectively, the cost of professional services as a percentage of the professional services revenues decreased 4.3%, from 72.9% (pro-forma) to 68.6% (actual).  This decrease in costs translates into a $1.2 million or 36.8% increase gross profit from professional services, from $3.3 million (pro-forma) to $4.6 million (actual) for the year ended December 31, 2000 and 2001, respectively.  These increases in gross margin can be attributed to increasing average billing rates and stabilizing the cost of delivering services.

Operating Expenses

             The decrease in selling, general and administrative expenses, including compensation and benefits, of $12.3 million or 61.8% from $19.9 million (pro-forma) to $7.7 (actual) million for the year ended December 31, 2000 and 2001, respectively, was due primarily to payroll and payroll reductions as well as redundant administrative costs.  The strategy in 2000 was to acquire complementary business practices to be able to provide current and potential clients the entire spectrum of e-services from planning and design to implementation and maintenance.  In anticipation of the execution of this strategy, we hired additional staff even beyond that which came to us through the acquired businesses.  These staff additions were made up of a sales force designed to capture new business and expand our scope of work in existing clients.  In addition, with the transition out of the VAR business, we had excess administration personnel.  Therefore, as we experienced the general economic downturn in our industry segment during 2000 and as we transitioned away from the low-margin VAR business.  In the spring of 2001, a strategy and plan of execution was adopted to stabilize the organization and return to cash flow positive and eventually profitability.  This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments.  In the fourth quarter 2000 and in the first quarter 2001, there was continuing additional non-recurring expenses associated with these reductions in force.  However, because of the eventual reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive through the end of 2002; however, no assurances can be made that these expense reductions will have the effect we expect.

Year Ended December 31, 2000 Compared To Year Ended December 31, 1999 On A Pro-Forma Basis

Revenues

             The increase in pro-forma revenues from Professional Services of $4.3 million or 52.9% from $8.1 million to $12.4 million for the year ended December 31, 1999 and 2000, respectively, is due principally to the effects of the acquisition strategy and growth of this higher gross margin business.  This growth has come in the form of larger more long-term contracts in the public sector ERP practice group as well as expansion of the e-solutions practice

Cost Of Revenues And Gross Profit

             Although the pro-forma cost of professional services increased $3.0 million or 50.0% from $6.0 million to $9.0 million for the year ended December 31, 1999 and 2000, respectively, the pro-forma cost of professional services as a percentage of the pro-forma professional services revenues decreased nearly 1%, from 73.8% to 72.9% for the year ended December 31, 1999 and 2000, respectively.  This decrease in pro-forma costs translates into a $1.2 million or 57.1% increase in pro-forma gross profit from professional services, from $2.1 million to $3.3 million for the year ended December 31, 1999 and 2000, respectively.  These increases in gross margin can be attributed to increasing average billing rates and stabilizing the cost of delivering services.  We also engaged larger more lucrative projects thus increasing incremental margins.

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

PRO-FORMA QUARTERLY RESULTS

             The following information reflects the unaudited pro-forma statement of operations of the historical results of operations of EpicEdge for the second, third, and fourth quarters of 2000 excluding IPS, which was acquired in June 2000 and subsequently sold effective January 1, 2001. Actual results may have materially differed from the results indicated in the unaudited pro forma financial information below had the purchase, and subsequent sale, of IPS never occurred. Additionally, the unaudited pro forma information should not be relied upon as being indicative of the future results of operations.

	2nd Quarter 2000 (pro-forma unaudited) (in 000’s - except per share data)
	Historical Consolidated	IPS	Pro-forma excluding IPS

Revenues	$11,493	$1,546	$9,947
Cost of revenues	8,376	580	7,796
Gross margin	3,117	966	2,151
Operating and other expenses	12,504	206	12,298
Income (loss) from continuing operations	$(9,387)	$760	$(10,147)
Net loss per share — basic and diluted	$(0.36)		$(0.40)
Weighted average common shares used in per share computations — basic and diluted	26,127,363		25,656,467

	3rd Quarter 2000 (pro-forma unaudited) (in 000’s - except per share data)
	Historical Consolidated	IPS	Pro-forma excluding IPS

Revenues	$8,424	$4,136	$4,288
Cost of revenues	5,252	1,278	3,974
Gross margin	3,172	2,858	314
Operating and other expenses	11,021	3,279	7,742
Income (loss) from continuing operations	$(7,849)	$(421)	$(7,428)
Net loss per share — basic and diluted	$(0.29)		$(0.27)
Weighted average common shares used in per share computations — basic and diluted	27,461,466		27,277,379

	4th Quarter 2000 (pro-forma unaudited) (in 000’s - except per share data)
	Historical Consolidated	IPS	Pro-forma excluding IPS

Revenues	$6,024	$3,905	$2,119
Cost of revenues	4,346	1,881	2,465
Gross margin (loss)	1,678	2,024	(346)
Operating and other expenses	53,841	27,436	26,405
Income (loss) from continuing operations	$(52,163)	$(25,412)	$(26,751)
Net loss per share — basic and diluted	$(1.80)		$(0.97)
Weighted average common shares used in per share computations — basic and diluted	29,026,114		27,553,527

During the fourth quarter 2000, there were non-recurring operating expense charges recorded by the Company. As more fully described elsewhere in this Form 10-K, we wrote off $12,400,000 in goodwill (in addition to the IPS goodwill write off of $24,040,000), $5,200,000 of debt discount amortization, $805,000 from the abandoned internal software implementation, and $277,000 of asset impairments as a result of the moving of our corporate headquarters to Austin, Texas. These non-recurring items total $18.7 million. Excluding these non-recurring items, the fourth quarter 2000 pro-forma operating and other expenses would have been $7.7 million.

Liquidity And Capital Resources

As of December 31, 2001, our primary sources of liquidity were cash and cash equivalents of $256,000 and net accounts receivable of approximately $1,803,000.  In June 2001, we began negotiations with certain existing shareholders and convertible debt holders for additional funding.  Although the final documents were not executed until April 2002, we received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes.  We also received additional funding of $860,000 under these promissory notes in February and early March 2002.  On April 16, 2002, the terms were finalized on these convertible notes.  The total amount to be received under these new convertible notes (the "New Convertible Notes") is a minimum of $2,650,000, $1,910,000 of which we received in December 2001, and February and March 2002 as described above. Under the terms of the Note and Preferred Stock Purchase Agreement (the "Purchase Agreement"), the investors can invest up to an additional $1,850,000 for a maximum investment under the Purchase Agreement of $4,500,000 at their discretion. The New Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%. The New Convertible Notes cannot be converted, pursuant to their terms, unless and until we receive the requisite shareholder approvals. Upon such approval, all but $600,000 of the outstanding balance on these New Convertible Notes, including any accrued and unpaid interest, shall be converted into shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"). The additional $600,000 may be converted at the option of the holder. Under the Purchase Agreement, an Event of Default will have occurred in the event we fail to obtain shareholder approval on or before June 30, 2002. Upon such an Event of Default, the investors in the New Convertible Notes would have the option of declaring such notes due and payable immediately.

             The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock (see below) an amount equal to 2.75 times the stated value if a liquidation event occurs within 24 months.  If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value.  In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed net equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value.  A merger, acquisition or sale of all or substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

On April 16, 2002, we received a commitment (the "Commitment") in the form of a letter agreement with Edgewater Private Equity Fund III, L.P. ("Edgewater") to invest up to an additional $1,360,000 either pursuant to the terms of the Purchase Agreement or pursuant to a new agreement for the purchase of secured promissory notes that are convertible into a new preferred stock. This new preferred stock would have a liquidation preference equal to 3 times its purchase price and would be senior with respect to liquidation preference to the all other securities described in the Purchase Agreement. Any additional financing pursuant to that which is described above is contingent upon the following: (a) there being (i) no material adverse change in our financial condition, business, operating results, operations, business prospects or property, as measured against our Board of Directors' current operating plan (a "Material Adverse Change"), or (ii) no default or event of default under the Purchase Agreement (a "Default"). To the extent that there is a Material Adverse Change or a Default, prior to the financing described above, Edgewater shall not be obligated to provide us with any of the amounts described above; (b) Board approval in advance of the financing; and (c) the execution of definitive documents, which shall contain in detail the terms described above and shall also contain other rights, including, without limitation, registration rights, protective provisions, information rights and events of defaults and remedies on essentially the same terms described in the Purchase Agreement. In the event we are not able to execute on our current operating plan or a Material Adverse Change occurs as described in the Commitment, we may not be able to get any additional funding from Edgewater.

As of December 31, 2000, we also relied on amounts available under lines of credit totaling $3,434,000 with two financial institutions.  There were no additional amounts available under the lines of credit on December 31, 2000.  We had three lines of credit totaling $6.5 million with three financial institutions.  We could draw on the lines of credit based on a borrowing base that is 85% of eligible accounts receivable.  Amounts outstanding under the lines of credit bear interest ranging from the prime rate plus 0.5% to the prime rate plus 2.5%.  The lines of credit are secured by accounts receivables, inventory, investments and property and equipment.  The outstanding balance on the lines of credit was $3,434,000.  We also were the guarantor on a note payable to a financial institution for a loan made to an Employee Stock Ownership Plan sponsored by us (the “ESOP loan”).  The ESOP loan bears annual interest at 8.02% and is secured by accounts receivables, inventory, investments, property and equipment, and the personal guarantees of certain employees and stockholders of the Company.  The outstanding balance of the ESOP loan at December 31, 2000 was $4,861,000.  We were in technical default of our lines of credit and the ESOP loan and the creditors had asserted the default under the loan agreements. The financial institutions agreed to temporarily standstill and forbear accelerating the outstanding balances through approximately January 20, 2001 to allow us time to either replace the lines of credit with new creditors or repay the outstanding balances.  In February 2001, $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale (see Recent Disposition above); the remaining $1,159,000 and entire ESOP loan were assumed by the acquirer in the IPS sale transaction.

             Net cash used in operating activities was $6,504,000 for the year ended December 31, 2001 and is primarily the result of the net loss of $11,772,000 incurred during the period less depreciation and amortization of $7,990,000, plus decreases in accounts payable and accrued expenses of $3,128,000.  Net cash used in operations was $13,597,700 for the year ended December 31, 2000 and is primarily the result of the net loss of $72,604,000 incurred during the period, after giving consideration to the affect of $57,379,000 in non-cash expenses, and a decrease in accounts receivable and accounts payable, partially offset by decreases in prepaid and other assets and accrued expenses.

             Net cash provided by investing activities was $5,457,000 for the year ended December 31, 2001 and is the result of cash obtained in the disposition of IPS (see Recent Disposition above) as well as fixed asset acquisitions. well as net cash used in investing activities was $7,527,000 for the year ended December 31, 2000 and is the result of fixed asset acquisitions of $3,527,000 as well as cash used to acquire certain businesses of $4,000,000.  Net cash used by financing activities was $132,000 for the year ended December 31, 2001 and reflects the return and repurchase of stock , options and warrants, and reflects net proceeds of the issuance debt and the repayment of debt.  Net cash provided by financing activities was $21,042,700 for the year ended December 31, 2000 and reflects primarily the proceeds from issuance of common stock of $12,947,000 and debt of $8,493,700.

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

             In March 2001, we negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

             In July 2000, we completed a $5,000,000 convertible debt offering (“July Convertible Notes”) with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The July Convertible Notes bear annual interest at 9.5%.  Principal and interest was originally due on December 31, 2000.  On July 20, 2001, we reached an agreement related to the July Convertible Notes, under which the maturity date was extended to August 1, 2002.  Originally the conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  On April 16, 2002, with a closing date of April 15, 2002, we completed these renegotiations.  Under the new terms, subject to stockholder approval, the principal and accrued interest ($685,000 at December 31, 2001) underlying the July Convertible Notes are required to be exchanged into Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a stated par value of approximately $5.8 million dollars.  These new terms also include a waiver of the $500,000 penalty.

             The Series A Convertible Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event we liquidate, dissolve or wind-up, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock (see New Convertible Notes above) an amount equal to 2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months.  If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value.  A merger, acquisition or sale of all or substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

           In September 2000, we sold 2,000,000 shares of unregistered common stock to certain private equity investors, as well as existing stockholders, for $2 million.  The stock purchase agreement provides for two additional board members to be appointed by the investors.  Such appointments were made in September and October 2000.  The purchase agreement also requires us to immediately register the shares of common stock that were issued.  The investors had agreed to a six-month lock-up period that prevents them from selling the shares of common stock acquired in this transaction during the lock-up period.  In connection with the recent financing discussed above, these stockholders agreed to the termination of their right to require us to immediately register these shares.

In November 2000, our Chairman and principal stockholder loaned $900,000 to us in the form of convertible notes (the “November Notes”).  The November Notes bore annual interest at the rate of 8%, were convertible at the lenders’ option at $.50 per share and was scheduled to mature on December 31, 2001.  The lender had the option to demand repayment of the November Notes within 30 days after the IPS sale; however, the lender made no such demand.     In August 2001, we renegotiated the terms of the November Notes (the “Amended November Notes”) that extended the maturity date to December 1, 2002 and increased the conversion feature to $1.00 per share, convertible at the lender’s option.  Furthermore, if the Amended November Notes were not paid at the new maturity date, the lender, at his sole discretion, could have converted the notes at $0.50 per share, demanded payment or further extended the maturity date until December 1, 2003.  Finally, if the Amended November Notes were not paid at the new extended maturity date, the lender, at his sole discretion, could have converted the notes at $0.25 per share, demanded payment or further extended the maturity date until December 1, 2004.  In exchange for the extension, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.  On April 16, 2002, with a closing date of April 15, 2002, in conjunction with the financing discussed in the New Convertible Notes above, we renegotiated the terms such that the Amended November Notes still bears an annual interest at the rate of 8%, is convertible at the lenders’ option into our common stock at $.25 per share and matures on December 31, 2004.

In connection with the original issuance of the November Notes in November 2000, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in an initial net carrying value of zero for the November Notes.  This discount was being amortized into interest expense over the life of the November Notes.  In connection with the renegotiation of the November Notes in 2001, the shareholder forfeited his rights to the 2,000,000 warrants to purchase common stock.  Upon forfeiture of these warrants the debt was brought to its full value of $900,000 with the remaining unamortized portion of the debt discount of $225,000 being offset to additional paid in capital.  Debt discount amortization totaling $600,000 and $75,000 was recorded as interest expense related to these warrants in 2001 and 2000, respectively.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Notes’), both of which formerly served on the Company’s Board of Directors.  The December Notes are convertible at the lenders’ option at $.50 per share.  The December Notes bear interest at 8% per annum and originally matured on December 31, 2001.  In connection with the December Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share.  We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Notes.  This discount was to be amortized into interest expense over the original life of the December Notes.  This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 and $200,000 was recorded as interest expense in 2001 and 2000, respectively.  Of these December Notes, the holders of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003.  On April 16, 2002, the Company renegotiated this portion of the December Notes so that it will convert into Series A Preferred Stock upon receipt of the requisite shareholder approvals (see above).  The holder of the remaining $500,000 had demanded payment and, on April 12, 2002, we completed the renegotiations on this remaining portion of the December Notes.  Under the new terms, we are to pay the note holder $300,000 in April 2002 and the remaining balance of $200,000 plus any accrued and unpaid interest is to be paid on or before January 31, 2003.

             Our contractual cash obligations at December 31, 2001, are as follows:

	Payments Due by Period
Contractual Obligations	Total		Less than 1 year		1-3 years		4-5 years	After 5 years

Notes payable	$1,573,000		$1,573,000
Convertible debt	8,508,000	(1)	5,300,000	(1)	$3,208,000	(1)
Operating Leases	2,093,000		700,000		999,000		$394,000	—

Total	$12,174,000		$7,573,000		$4,207,000		$394,000	—

(1)          As more fully described above and in the notes to the audited financial statements contained in this Form 10-K, the maturity of these obligations will not require all cash.  Convertible notes payable are classified as current or long-term based on the contractual maturities as amended on April 16, 2002.  Subject to stockholder approval, $7,050,000 of the convertible notes are required to be converted to Series A and B convertible preferred stock and $1,458,000 may require cash payments over the next 3 years if not converted into common stock at the note holders option.

At December 31, 2001, we had a working capital deficit of $8,513,000. We believe that the expected cash flows from operations in 2002 and the additional funds to be provided by our existing stockholders and investors, including, most recently, the Commitment, will be sufficient to allow management to continue to execute on our current operating plan. However, based on our current forecasts, we believe that we may need to obtain additional capital in early 2003. In addition, if our operating cash flows are inadequate or if we are unable to raise sufficient financing through the Commitment or otherwise, we may not be able to continue successfully funding our operations. We believe that our success in obtaining the necessary financing will depend upon, among other factors, successfully executing on our current operating plan. If we fail to execute on our current operating plan or a Material Adverse Change occurs as described under the Commitment, we may not be able to obtain any additional funds from Edgewater under the Commitment. In that event, we may need to raise additional funding from other sources prior to 2003. Sources of additional financing may include bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us.

In view of the execution of this current funding, our cost reduction strategy, renegotiations of debt terms and subsequent financings discussed above, management believes that the Company will continue as a going concern through the remainder of 2002.  There can be no assurance that these events will provide the necessary working capital to fulfill the Company’s needs; therefore, additional reductions or additional sources of funds may be necessary in early 2003.

RISK FACTORS

             The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Annual Report on Form 10-K or presented elsewhere by management from time to time.

Our clients may cancel or delay spending on business and technology initiatives because of the current economic climate.

             Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and have cancelled or delayed spending on business and technology consulting initiatives.  Additionally, the severe financial difficulties that many start-up Internet companies have experienced have reduced or eliminated competition and have further reduced the perceived urgency by larger companies to begin or continue technology initiatives.  Since some of our revenues are derived from large companies, if large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.

Our revenues and operating results are volatile and difficult to forecast, which may cause the market price of our common stock to decline.

             Our revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including:

•                  the number, size and scope of projects in which we are engaged;

•                  demand for our services generated by strategic relationships and certain prime contractors;

•                  economic conditions in the vertical and geographic markets we serve;

•                  our employee utilization rates and the number of billable days in a particular quarter;

•                  the contractual terms and degree of completion of projects;

•                  any delays or costs incurred in connection with project; or early termination of, a project;

•                  the accuracy of estimates of resources required to complete ongoing projects;

•                  our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors;

•                  start-up costs including software license fees incurred in connection with the initiation of large projects;

•                  the adequacy of provisions for losses.

The timing and realization of opportunities in our sales pipeline make the timing and variability of revenues difficult to forecast.  Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our common stock.  In addition, our operating results may from time to time be below the expectations of analysts and investors.  If so, the market price of our common stock may decline significantly.

We depend on government agencies for a majority of our revenues and the loss or decline of existing or future government agency funding would adversely affect our revenues and cash flows.

             For the fiscal year ended December 31, 2001, approximately 53% of our revenues were derived from services provided to government agencies.  These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds.  A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows.  In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

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

•                  delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

•                  failure of companies to meet their clients’ expectations in delivering goods and services using advanced technologies.

If our marketing relationships with software vendors deteriorate, we would lose their potential client referrals.

             We currently have marketing relationships with software vendors, including PeopleSoft, iPlanet, Siebel, and Sun Microsystems.  We estimate that we derive nearly all of our revenues directly or indirectly from these relationships.  Although we have historically received a number of business leads from these software vendors to implement their products, they are not required to refer business to us, may cease referring business to us and may further terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain new clients may cause a reduction in our revenue growth.

We may report an operating loss in 2002 and may not achieve or sustain future profitability.

             Although our core business is providing information technology services, our business strategy continues to evolve.  We have reported an operating loss in each of the previous three fiscal years, and expect to report a loss for the first quarter of 2002.  Furthermore, our revenues have generally been decreasing since the third quarter of fiscal 2000, and this trend is expected to continue into at least the first portion of 2002.  It is possible that we will continue to incur losses, and that our revenues will continue to decline, for the remainder of 2002.  During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings.  To the extent that our restructuring plan does not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected.  If we are unable to increase our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability.  If we achieve profitability in the future, we may not sustain it.

Our business is dependent on our ability to keep pace with the latest technological changes.

             Our market and the enabling technologies used by our clients are characterized by rapid technological change.  Failure to respond successfully to these technological developments, or to respond in a timely or cost-effective way, will result in serious harm to our business and operating results.  We expect to derive a substantial portion of our revenues from creating e-business systems that are based upon today’s leading technologies and that are capable of adapting to future technologies.  As a result, our success will depend, in part, on our ability to offer services that keep pace with continuing changes in technology, evolving industry standards and changing client preferences as well as being first to market new services in this market.  There can be no assurance that we will be successful in addressing these developments on a timely basis or that if addressed we will be successful in the marketplace.  Our failure to address these developments could have a material adverse effect on our business, financial condition and results of operations.

If we do not attract and retain qualified professional staff, we may not be able to adequately perform our client engagements and could be limited in accepting new client engagements.

             Our business is labor intensive and our success will depend upon our ability to attract, retain, train and motivate highly skilled employees.  Although many specialized e-business and other business and technology companies have reduced their workforces or slowed their hiring efforts, and we reduced our workforce in October 2000 and March 2001, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting.  We may not be successful in attracting a sufficient number of these highly skilled employees in the future.  Additionally, the industry attrition rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract.  Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

The trading price of our stock has been, and is expected to be, highly volatile.  The price of our common stock is subject to significant fluctuation.

             In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

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

             We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients.  In 2001, our two largest clients, the Texas Department of Health and Northrup Grumman, accounted for approximately 61% of our revenues.  The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year.  In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter.  Most of our contracts are terminable by the client following limited notice and without significant penalty to the client.  The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

We have significant fixed operating costs and our operating results are subject to fluctuation.

             A high percentage of our operating expenses, approximately 40%, particularly personnel and rent, are fixed in advance of any particular quarter.  As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter.

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

             Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis.  For the fiscal year ended December 31, 2001, 3% of our projects were fixed-price, fixed time frame contracts.  Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations.  We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts.  We recognize that we may experience similar situations in the future.  In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.

We face significant competition in markets that are new, intensely competitive and rapidly changing.

             The markets for the services we provide are highly competitive.  We believe that we currently compete principally with large accounting firms, strategy consulting firms, Internet and e-business professional services providers, software integration firms, application software vendors, and internal information systems groups.  Some of our competitors are Accenture Ltd., Braun Consulting, Inc., CACI International, Inc., Maximus, Inc., Lante Corporation, and KPMG, Consulting,Inc.  Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. These firms may attempt to gain a competitive advantage by offering large pricing concessions.  In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets.  We believe that the principal competitive factors in our markets include:

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

             Our success depends, in part, upon our proprietary methodologies and other intellectual property rights.  We rely upon a combination of trade secret, nondisclosure and other contractual arrangements to protect our proprietary rights.  We enter into confidentiality agreements with our employees; generally require that our consultants and clients enter into such agreements, and limit access to and distribution of our proprietary information.  We currently do not have any trademark or copyright protection on any of our intellectual property.  There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights.  In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended.  A successful claim against us could have material adverse affect on our business, financial condition and results of operations.

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

Our business will suffer if we are unable to attract, successfully integrate and retain qualified personnel and key employees.

             A critical component of our business is the level of experience and technical proficiency of our employees.  If we are unable to attract, retain, train, manage and motivate skilled employees, particularly project managers and other senior technical personnel, our ability to adequately manage and staff our existing projects and to bid for or obtain new projects could be impaired, which would adversely affect our business and its growth.  The failure of our employees to achieve expected levels of performance could adversely affect our business.  There is significant competition for employees with the skills required to perform the services we offer.  In particular, qualified project managers and senior technical and professional staff are in great demand worldwide.  In addition, we require that many of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees.

We may need to raise additional capital, which may not be available.

             On April 16, 2002, the terms were finalized on an initial funding under the Purchase Agreement (see Liquidity and Capital Resources). The total amount to be received under the Purchase Agreement is a minimum of $2,650,000, $1,910,000 of which we received in December 2001, and February and March 2002 as described above. Under the terms of the Purchase Agreement, the investors can invest up to an additional $1,850,000 for a maximum investment under the Purchase Agreement of $4,500,000 at their discretion. We have also received a commitment from one of our current shareholders, Edgewater, pursuant to the Commitment to fund up to an additional $1,360,000 during the rest of 2002 subject to certain conditions. Management expects that our current available funds, funds provided from current operations and the additional amounts to be funded by Edgewater will be sufficient to satisfy our cash  requirements through the end of 2002. However, based on our current forecasts, we believe that we may need to obtain additional capital in early 2003. If our operating cash flows are inadequate or if we are unable to raise sufficient financing though the Commitment or otherwise, we may not be able to continue successfully funding our operations. We believe that our success in obtaining the necessary financing will depend upon, among other factors, successfully executing on our current operating plan. If we fail to execute on our current operating plan or a Material Adverse Change occurs as described under the Commitment, we may not be able to obtain any additional funds from Edgewater under the Commitment. In that event, we may need to raise additional funding from other sources prior to 2003. Sources of additional financing may include bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.

Our failure to deliver error-free products and services could result in reduced payments, significant financial liability or additional costs to us, as well as negative publicity.

             Many of our engagements involve projects that are critical to the operations of our clients’ businesses and provide benefits that may be difficult to quantify.  The failure by us to meet a client’s expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business.  We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates.  Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to us, payment of penalties or damages by us as a result of litigation or otherwise.  In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

We could become subject to lawsuits that could result in material liabilities to us or cause us to incur material costs.

             We have several lawsuits pending against us, one of which alleges damages in the amount of approximately $2,700,000.  We believe we have good and meritorious defenses against these claims and plan to defend ourselves vigorously. While the outcome of this litigation cannot be predicted with certainty, we believe that it will not have a material adverse effect on our financial statements. However, an unfavorable outcome of this litigation could have a material adverse effect.  In addition, any failure in a client’s system could result in a claim against us for substantial damages, regardless of our responsibility for such failure.  We cannot guarantee that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages.  Our general liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim.  The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

Our common stock may be delisted from The American Stock Exchange. If it is delisted, the market price of the common stock could decline potentially to zero and you could lose your investment.

             As a result of our delay in filing Form 10-KSB for 2000 and the first and second quarter 10-Q of 2001, AMEX suspended the trading of our stock on the AMEX.  Upon review of these items they reinstated trading in our stock.  Currently, however we are not in compliance with several AMEX rules, including the requirement that we have three independent Board Members on our Audit Committee and the requirement that we file and have approved any additional issuance of shares of Common Stock prior to any issuance of such stock.

             AMEX may decide to delist our common stock based on our non-compliance with AMEX rules or upon our financial condition. Although we intend to take steps to maintain our listing, we can give no assurances that our securities will not be delisted from trading by AMEX.  If we lose our AMEX listing status, our common stock would most likely trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. In that event, trading in shares of our common stock would likely decrease substantially or cease altogether, and the market price of the common stock would likely decline further, potentially to zero.

We could suffer material losses if our systems or operations fail or are disrupted.

             Any system failure, including network, software or hardware failure, whether caused by us, a third party service provider, unauthorized intruders and hackers, computer viruses, natural disasters, power shortage or terrorist attacks, could cause interruptions or delays in our business or loss of data.  In addition, if our mail, communications or utilities are disrupted or fail, our operations, including our transaction processing, could be suspended or interrupted and our business could be harmed.  Our property insurance and business interruption insurance may not be adequate to compensate us for all losses that may occur as a result of any system failure or disruption.

Certain shareholders can control matters requiring shareholder approval because they own a large percentage of our common stock, and they may vote this common stock in a way with which other shareholders may not agree.

             Certain shareholders Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP and affiliates of Fleck own approximately 36% and 15%, respectively, of the outstanding shares of our common stock.  As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including the election of directors, a sale of substantially all our asserts, a merger with another entity or an amendment our certificate of incorporation.  The ownership position of these shareholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

Our issuance of preferred stock could make it difficult for another company to acquire us, which could depress the price of our common stock.

             Our board of directors has the authority and, pursuant to the Note and Preferred Stock Purchase Agreement, is obligated to issue preferred stock upon receiving the requisite shareholder approval.  The preferred stock, if issued, will be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock.  The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the commons tock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our common stock.

ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             Market risks relating to our operations result primarily from changes in interest rates as well as credit risk concentrations.  All of our contracts are denominated in US$ and, therefore, we have no foreign currency risk.

Interest Rate Risk

             Our exposure to market risk for changes in interest rates relates primarily in our convertible debt obligations.  These obligations are currently all fixed rate instruments and therefore our risk is related to our inability to lower the applicable interest rate in the event interest rates decrease in the future.  In the event interest rates increase in the future, we may not be able to secure additional debt obligations or may be required to pay substantially higher interest rates than we currently pay.

Credit Risks

             Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables.  Concentrations of credit risk with respect to receivables are a result of a limited number of clients and their significant percentage of accounts receivable from them.  We perform periodic credit evaluations of our clients’ financial condition and generally do not require collateral.  Two clients account for approximately 53% and 19% of total accounts receivable as of December 31, 2001 and 2000, respectively.  No other related group or client represents greater than 10% of total accounts receivable.

ITEM 8.            FINANCIAL STATEMENTS

             The information required by this item is included in the Financial Statements found within this Annual Report on Form 10-K beginning on page F-1

ITEM 9.                                      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

             Information concerning our directors and executive officers will be set forth in the Proxy Statement to be provided to shareholders in connection with our 2002 Annual Meeting of Shareholders (the “Proxy Statement”) under the headings “Election of Directors” and “Executive Officers,” which information is incorporated herein by reference.  Information concerning compliance with Section 16 of the Securities Exchange Act of 1934, as amended, by persons subject to such Section, will be set forth in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance,” which information is incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

             Information concerning executive compensation will be set forth in the Proxy Statement under the headings “Executive Officer Compensation” and “Election of Directors,” which information is incorporated herein by reference. Information contained in the Proxy Statement under the caption “Organization and Compensation Committee Report on Executive Compensation,” “Audit Committee Report and Disclosures” and “Stock Performance Graph” is not incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

             Information concerning security ownership of certain beneficial owners and management will be set forth in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

             Information concerning certain relationships and related transactions will be set forth in the Proxy Statement under the headings “Organization and Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

EpicEdge, Inc 5508 Two Ninety West Suite 300 Austin, Texas, 78735  Attention: Sam DiPaola Vice President Investor Relations

(a)         The following documents are filed as part of this report:

             1.          Financial Statements

Independent Auditors' Report

Balance Sheets at December 31, 2001 and 2000

Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Statements of Stockholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

             2.          Financial Statement Schedule

Independent Auditors' Report
Schedule II—Valuation and Qualifying Accounts

All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

             3.          Exhibits

             The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description
2.1 (1)	Exchange Agreement, dated December 31, 1998, by and between Loch Exploration, Inc., Loch Energy, Inc., Design Automation Systems, Inc. and Carl Rose
2.2 (2)	Agreement and Plan of Merger, dated March 31, 1999, by and between Loch Exploration, Inc., the Shareholders of COAD Solutions, Inc. and COAD Solutions, Inc.
2.3 (2)	Purchase Agreement, dated August 21, 1998, by and between Loch Exploration, Inc., KanMap, Inc. and Cherokee Methane Corporation
2.4 (2)	Articles of Merger of Parent and Subsidiary between Loch Exploration, Inc. and Design Automation Systems, Inc. filed with the Texas Secretary of State on April 12, 1999
2.5 (6)	Agreement and Plan of Merger, dated May 1999, by and between Design Automation Systems, Inc., Dynamic Professional Services, L.L.C. and COAD Solutions, Inc.
2.6 (7)	Agreement and Plan of Merger, dated July 30, 1999, by and between Design Automation Systems, Inc., Connected Software Solutions, Inc., COAD Solutions, Inc., Roger Barnes and Lance Dunbar
2.7 (10)	Agreement and Plan of Merger, dated February 29, 2000, by and between Design Automation Systems, Inc., EACQ, LLC, The Growth Strategy Group, Inc., Peter Davis, Jean Albert and Michael McCahey

2.8 (13)	Agreement and Plan of Merger, dated June 6, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition Corporation, William Kern, Isabelle Suares, Peter Heinrich and William Johnson
2.9 (13)

Amendment to Agreement and Plan of Merger, dated June 30, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition Corporation, William Kern, Isabelle Suares, Peter Heinrich and William Johnson

2.10 (14)	Asset Purchase Agreement, dated July 19, 2000, by and between the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger
2.11 (15)

Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.

2.12 (16)

Amendment to Exchange Agreement, dated January 27, 1999, effective December 31, 1998, by and between Loch Exploration, Inc., Loch Energy, Inc., Design Automation Systems, Inc., Carl Rose, Glen Loch, Southport Capital Corporation, Carl R. Rose, Trustee, Charles Leaver and Kelly Knake

2.13(17)	Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc. and Net Information Systems, Inc.
3.1 (#)	Articles of Incorporation filed with the Texas Secretary of State on June 5, 1979
3.2 (#)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on December 7, 1989
3.3 (#)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on March 11, 1997
3.4 (4)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on April 12, 1999
3.5 (18)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on March 16, 2000
3.6 (20)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on June 30, 2000
3.7 (#)	Amended and Restated Bylaws
4.1 (#)	Specimen Stock Certificate
4.2 (19)

Registration Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,  Gerald C. Allen, and John Paul DeJoria

4.3 (19)

Shareholders’ Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Carl Rose, Charles Leaver, Kelly Knake, Jeff Sexton, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,  Gerald C. Allen, and John Paul DeJoria

4.4 (11)

Shareholders’ Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP and Fleck Family Partnership II, LP

4.5 (11)	Registration Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
4.6 (#)	Warrant Certificate issued by Design Automation Systems, Inc. to Aspen Finance Group on February 18, 2000
4.7 (#)	Form of Warrant issued by Design Automation Systems, Inc. to Robert Maddocks for 25,000 shares of our Common Stock and to Robert Heller for 15,000 shares of our Common Stock on March 20, 2000
4.8 (#)	Warrant to Purchase Common Stock issued by the Company to Reliant Energy, Inc. on April 30, 2000
4.9 (#)	Warrant issued by the Company to Nicholas L. Reding on May 25, 2000
4.10 (#)	Form of Warrant issued by the Company to Fleck T.I.M.E. Fund, LP for 2,000,000 shares of our Common Stock and to Bahram Nour-Omid for 1,000,000 shares of our Common Stock
4.11(#)	Form of Warrant issued by the Company to each of Carl Rose and Eric Loeffel, each for 30,000 shares of our Common Stock, on July 31, 2001
4.12 (#)	Warrant Agreement issued by the Company to Brewer & Pritchard, P.C. on May 15, 2001
4.13 (#)	Form of Convertible Note issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000
4.14 (#)

Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000

4.15 (#)	Form of Convertible Note issued by the Company on December 1, 2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000
4.16 (#)	June 21, 2001 Letter Agreement by and between the Company, John Paul DeJoria and Patrick Loche, as amended on February 7, 2002
4.17 (#)	Secured Promissory Note, dated February 19, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P.
4.18 (#)	Subordination Agreement, dated February 19, 2002, by and between Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access
4.19 (#)	Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.20 (#)	Trademark and License Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.21 (#)	Substitute Secured Promissory Note, dated March 5, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P.
4.22 (#)	First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.23 (#)	First Amendment to Trademark and License Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.24 (#)

Amendment No. 1 to Shareholders’ Agreement, dated June 21, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC, Gerald C. Allen, and John Paul DeJoria.

4.25 (#)

Form of Convertible Promissory Note issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal sum of $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000

4.26 (#)	Form of Amendment to Convertible Promissory Note, dated July 20, 2001, by and between each of Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP
4.27 (#)	Note and Preferred Stock Purchase Agreement, dated April , 2002, by and between the Company, Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP, John Paul DeJoria and Patrick Loche
4.28 (#)

Form of Substitute Secured Convertible Promissory Note, dated April    , 2002, issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $1,600,000, to John Paul DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $400,000

4.29 (#)	Security Agreement, dated April , 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders
4.30 (#)	Subordination Agreement, dated April , 2002, by and between Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access
4.31 (#)	Trademark and License Security Agreement, dated April , 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders
4.32 (#)	Amendment to Registration Agreement, dated April , 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
4.33 (#)	Waiver Letter, dated April , 2002, by and between the Company, Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties
4.34 (#)

Termination Agreement, dated April    , 2002, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP

4.35 (#)	Transaction Agreement, dated April , 2002, by and between the Company and Carl Rose
4.36 (#)	Transaction Agreement, dated April , 2002, by and between the Company and John Paul DeJoria
4.37 (#)	Transaction Agreement, dated April , 2002, by and between the Company and Patrick Loche
4.38 (#)	Transaction Agreement, dated April , 2002, by and between the Company and Fleck T.I.M.E. Fund, LP

4.39 (#)	Amendment to Promissory Note, dated April , 2002, by and between the Company and Carl Rose
4.40 (#)

Voting Agreement, dated April    , 2002, by and between Carl Rose, Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E. Fund, LP

10.1 (4)	1999 Stock Option Plan
10.2 (2)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Carl Rose
10.3 (2)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Charles Leaver
10.4 (5)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Kelly Knake
10.5 (2)	Lease Agreement, dated August 29, 1995, by and between MXM Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation Systems, Inc.
10.6 (2)	HP Indirect Reseller Application, dated September 4, 1998, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Hall-Mark Computer Products
10.7 (2)	HP Distributor Authorized Reseller DAR Application Short Form, dated November 21, 1997, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Client Systems, Inc.
10.8 (2)	Indirect Value Added Reseller Agreement, dated July 10, 1992, by and between Design Automation Systems, Inc. and Sun Microsystems Computer Corporation
10.9 (2)	IBM Business Partner Agreement for Solution Providers, dated October 6, 1998
10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation
10.11 (2)	Line of Credit with FINOVA Capital Corporation, dated July 25, 1996
10.12 (9)	Agreement for Services, dated October 5, 1999, by and between Design Automation Systems, Inc. and Optimization Group, LLC
10.13 (12)	Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access
10.14 (12)	Sun Channel Agreement Master Terms, dated February 1, 2000, by and between the Company and Sun Microsystems, Inc.
10.15(12)	Lease, dated December 7, 1998, by and between Ferrari Partners, L.P. and Connected Software Solutions, LLC for office space in Franklin, Tennessee
10.16 (12)	Sun Trademark and Logo Policies, dated August 1997
10.17 (12)	HP Authorized Reseller Agreement
10.18 (12)	IBM Business Partner/Solutions Provider Agreement
10.19 (12)	HP Agreement for Authorized Solutions Direct Resellers
10.20 (12)	Lease Agreement for Office Space, dated March 8, 2000, by and between John McArdle, Jr. and the Company for office space in Austin
10.21 (12)	Texas Association of Realtors Commercial Lease, dated January 1, 1999, by and between COAD Solutions, Inc. and CONTI Building Ltd. for office space in Lakeway, Texas
10.22 (12)	Assignment and Assumption of Lessee’s Interest and Lessor’s Consent, dated December 9, 1999, by and between Bay West Design Center, LLC and the Company for office space in Seattle
10.23 (12)	Standard Office Lease for COAD Solutions, Inc., dated January 8, 1999, by and between Clayton Investors Associates LLC and COAD Solutions, Inc. for office space in St. Louis
10.24 (12)	Line of Credit with FINOVA Capital Corporation, dated December 29, 1999
10.25 (14)	Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
10.26 (14)	Employment Agreement, dated April 1, 1999, by and between COAD Solutions, Inc. and Jeff Sexton
10.27 (14)	Common Stock Warrant Purchase Agreement, dated December 29, 1999, by and between the Company and FINOVA Capital Corporation
10.28 (15)	Form of Convertible Note
10.29 (14)	Common Stock Purchase Warrant issued by the Company to FINOVA Capital Corporation on December 29, 1999
10.30 (15)	Form of Warrant
10.31 (21)	Termination of Employment Agreement, dated September 29, 2000, by and between the Company and Charles Leaver

10.32 (2)	First Amendment of Lease, dated June 16, 1998, by and between Transwestern Westchase III, L.P., successor in interest to MXM Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation Systems, Inc.
10.33 (19)

Stock Purchase Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,  Gerald C. Allen, and John Paul DeJoria

10.34 (20)	2000 Employee Stock Purchase Plan
10.35 (11)	Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
10.36 (22)	Form of Consent to Settlement of Claim
10.37 (23)	Share Return Agreement, dated August 29, 2001, by and between the Company, Carl Rose, Charles Leaver and Kelly Knake
10.38 (#)	Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center, LLC
10.39 (#)

Office Lease Agreement, dated October 4, 2000, by and between the Company and ASC Management, Inc., as revised on September 14, 2001 and as modified on September 18, 2001 and again on March 28, 2002 for office space in Austin, Texas

10.40 (#)	Form of Letter Agreement terminating Tennessee Office Space Lease, dated March 26, 2002
10.41 (#)	Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III, L.P.
10.42 (#)	Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Richard Carter
10.43 (#)	Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Robert Cohan
10.44 (#)	Employment Agreement, dated November 30, 1999, by and between COAD Solutions, Inc. and Mark Slosberg
10.45 (#)	Employment Agreement, dated April 15, 2000, by and between the Company and Sam Dipaola
10.46 (#)	Employment Agreement, dated February 28, 2000, by and between Design Automation Systems, Inc. and Peter Davis
21.1 (#)	List of Subsidiaries of the Registrant
23.1 (#)	Independent Auditors' Consent

(1)                                  Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1999 and incorporated herein by reference.

(2)                                  Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3)                                  Filed as an exhibit to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 1979 and incorporated herein by reference.

(4)                                  Filed as an exhibit to our Definitive Proxy Statement on Schedule 14C filed with the Securities and Exchange Commission on March 9, 1999 and incorporated herein by reference.

(5)                                  Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 and incorporated herein by reference.

(6)                                  Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 1999 and incorporated herein by reference.

(7)                                  Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999 and incorporated herein by reference.

(8)                                  Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended June 30, 1999 filed with the Securities and Exchange Commission on August 16, 1999 and incorporated herein by reference.

(9)                                  Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30, 1999 filed with the Securities and Exchange Commission on November 15, 1999 and incorporated herein by reference.

(10)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2000 and incorporated herein by reference.

(11)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000 and incorporated herein by reference.

(12)                            Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000 and incorporated herein by reference.

(13)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000 and incorporated herein by reference.

(14)                            Filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000 and incorporated herein by reference.

(15)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001 and incorporated herein by reference.

(16)                            Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 27, 1999 and incorporated herein by reference.

(17)                          Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 1999 and incorporated herein by reference.

(18)                            Filed as an exhibit to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on February 24, 2000 and incorporated herein by reference.

(19)                          Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000 and incorporated herein by reference.

(20)                          Filed as an exhibit to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000 and incorporated herein by reference.

(21)                          Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on July 23, 2001 and incorporated herein by reference.

(22)                            Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30,2001 filed with the Securities and Exchange Commission on August 28, 2001 and incorporated herein by reference.

(23)                          Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30,2001 filed with the Securities and Exchange Commission on November 19, 2001 and incorporated herein by reference.

(#)                                 Filed herewith

             A copy of any exhibit will be furnished (at a reasonable cost) to any of our shareholders upon receipt of a written request. Such request should be sent to EpicEdge, Inc. 5508 Two Ninety West Suite 300 Austin, Texas 78735 Attention: Sam DiPaola Vice President Investor Relations.

(b)           Reports on Form 8-K

                During the quarter ended December 31, 2001, EpicEdge filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

•                  Form 8-K filed on November 16, 2001 reporting that EpicEdge appointed a new Board member on October 11, 2001.

•                  Form 8-K filed on November 26, 2001 reporting that EpicEdge appointed a new Board member and also announced the resignation of an existing Board member on November 20, 2001.

•                  Form 8-K filed on December 20, 2001 reporting that, on December 14, 2001, a founding shareholder of EpicEdge returned 9,085,101 shares of Company stock as a condition to a previously disclosed financing and also announced the resignation of an existing Board member.

SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EPICEDGE, Inc.

Dated April 16, 2002	By:	/s/ RICHARD CARTER
RICHARD CARTER
CEO

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Carl R. Rose	Chairman of the Board	April 16, 2002
Carl R. Rose

/s/ Richard Carter	CEO, and Director	April 16, 2002
Richard Carter

	Director	April 16, 2002
John A. Svahn

	Director	April 16, 2002
Panna Sharma

/s/ Mark McManigal	Director	April 16, 2002
Mark McManigal

/s/ Peter B. Covert	Vice President of Finance, Principal Financial Officer and	April 16, 2002
Peter B. Covert	Principal Accounting Officer

EPICEDGE, INC.

INDEPENDENT AUDITORS’ REPORT

To the Directors and Stockholders of EpicEdge, Inc.:

We have audited the accompanying balance sheets of EpicEdge, Inc. (the “Company”) as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Dallas, TX

March 29, 2002

(April 16, 2002, as to the effects of subsequent
financings in Notes 10 and 16)

EPICEDGE, INC.

BALANCE SHEETS
DECEMBER 31, 2001 and 2000

	2001	2000
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$256,000	$1,435,000
Trade receivables, net of allowance for doubtful accounts of $505,000 and $767,000, respectively	1,803,000	5,345,000
Other current assets	379,000	373,000
Total current assets	2,438,000	7,153,000

PROPERTY AND EQUIPMENT — Net	1,507,000	2,765,000

GOODWILL — Net	460,000	13,077,000

RESTRICTED CASH AND OTHER ASSETS	188,000	1,781,000

TOTAL	$4,593,000	$24,776,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Convertible notes payable to stockholders — current portion	$5,300,000	$5,200,000
Notes payable	1,573,000	7,005,000
Accounts payable	2,073,000	4,911,000
Accrued expenses and other current liabilities	2,005,000	3,732,000
Revolving lines of credit and term note		3,434,000

Total current liabilities	10,951,000	24,282,000

LONG TERM LIABILITIES:

Convertible notes payable to stockholders — less current portion	3,208,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.01; 50,000,000 shares authorized; 29,262,396 shares issued and 18,200,336 shares outstanding in 2001and 29,552,722 shares issued and 29,076,365 shares outstanding in 2000	293,000	296,000
Common stock warrants	6,670,000	7,534,000
Additional paid-in capital	76,620,000	81,908,000
Treasury stock, at cost, 11,062,060 shares and 27,086 shares in 2001 and 2000, respectively	(3,503,000)	(398,000)
Accumulated deficit	(89,646,000)	(79,534,000)
Unearned compensation — ESOP, 449,271 shares in 2000		(8,979,000)
Unearned compensation — other		(333,000)

Total stockholders’ equity (deficiency)	(9,566,000)	494,000

TOTAL	$4,593,000	$24,776,000

See notes to financial statements.

EPICEDGE, INC.

STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
REVENUES:
Professional services	$14,645,000	$21,944,000	$3,962,000
Technology integration		10,786,000	25,478,000
Total revenues	14,645,000	32,730,000	29,440,000

COST OF REVENUES:
Professional services	10,053,000	12,740,000	3,035,000
Technology integration		10,774,000	23,308,000
Total cost of revenues	10,053,000	23,514,000	26,343,000

GROSS PROFIT	4,592,000	9,216,000	3,097,000

OPERATING EXPENSES:
Compensation and benefits	4,309,000	11,980,000	2,764,000
Selling, general and administrative	3,349,000	11,703,000	2,064,000
Depreciation and amortization	6,015,000	5,601,000	649,000
Stock-based compensation and costs		8,942,000	3,549,000
Goodwill and other impairment losses		37,521,000
Total operating expenses	13,673,000	75,747,000	9,026,000

OPERATING LOSS	(9,081,000)	(66,531,000)	(5,929,000)

OTHER INCOME (EXPENSE):
Debt discount amortization	(1,975,000)	(5,315,000)
Interest expense	(814,000)	(1,002,000)	(98,000)
Interest income	28,000	241,000	35,000
Other	70,000	3,000	54,000

Total other expense	(2,691,000)	(6,073,000)	(9,000)
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(11,772,000)	(72,604,000)	(5,938,000)

LOSS FROM DISCONTINUED OPERATIONS	(10,000)	(366,000)	(430,000)

EXTRAORDINARY ITEM
Gain on restructuring of payables	1,670,000

NET LOSS	$(10,112,000)	$(72,970,000)	$(6,368,000)

NET LOSS PER SHARE — Basic and diluted:
Continuing operations	$(0.45)	$(2.73)	$(0.28)
Discontinued operations	—	(0.01)	(.02)
Extraordinary item	0.06
Total	$(0.39)	$(2.74)	$(0.30)
WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE COMPUTATIONS
Basic and diluted	26,060,525	26,553,906	21,370,431

See notes to financial statements.

EPICEDGE, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	Common Stock		Common Stock Warrants
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Unearned Compensation —ESOP	Unearned Compensation —Other	Total
BALANCE, JANUARY 1, 1999	16,560,000	$55,000	—	$—	$—	$—	$(85,000)	$—	$—	$(30,000)
Merger with Loch, a public company	1,295,286	13,000			57,000					70,000
Change in par value of common stock		111,000					(111,000)
Common stock issuances:
Consulting services — Loch	2,304,700	23,000			703,000					726,000
COAD acquisition	600,000	6,000			2,619,000					2,625,000
Connected acquisition	300,000	3,000			1,542,000					1,545,000
Dynamic acquisition	524,000	5,000			2,691,000					2,696,000
NET acquisition	350,000	3,000			1,090,000					1,093,000
Consulting services	1,147,500	12,000			3,537,000					3,549,000
Common stock warrants			25,000	115,000						115,000
Net loss							(6,368,000)			(6,368,000)
BALANCE, DECEMBER 31, 1999	23,081,486	231,000	25,000	115,000	12,239,000	—	(6,564,000)	—	—	6,021,000
Common stock issuances:
Cash — February 2000	2,260,000	23,000	22,000	22,000	10,860,000					10,905,000
Growth Strategy acquisition	277,000	2,800			6,074,000					6,076,800
IPS acquisition, including options	1,472,586	14,700			36,390,000			(9,445,000)		26,959,700
Commission on IPS acquisition	25,065	200			576,000					576,200
Tumble acquisition	250,000	2,500			4,935,000					4,937,500
Cash — September 2000	2,000,000	20,000			1,980,000					2,000,000
Grants to directors	142,500	1,400			2,935,000					2,936,400
Exercise of stock options	44,085	400			519,000					519,400
Repurchase of stock — 27,086 shares						(398,000)				(398,000)
Common stock warrants issued:
With notes payable			5,000,000	2,400,000						2,400,000
To directors			190,000							—
To customers and others			517,000	4,997,000						4,997,000
Imputed interest on debt					5,000,000					5,000,000
Issuance of compensatory options			—		400,000				(400,000)
Amortization of unearned compensation								466,000	67,000	533,000
Net loss							(72,970,000)			(72,970,000)
BALANCE, DECEMBER 31, 2000	29,552,722	296,000	5,754,000	7,534,000	81,908,000	(398,000)	(79,534,000)	(8,979,000)	(333,000)	494,000
Common stock issuances:
IPS disposition					(8,378,000)	(232,000)		8,979,000		369,000
Exercise of stock options	189,674	2,000			23,000					25,000
Share exchange with Loch shareholders						10,000				10,000
Return of stock — 10,295,210 shares					2,883,000	(2,883,000)				—
Cancellation of warrants			(2,000,000)	(900,000)	675,000					(225,000)
Retirement of stock — 480,000 shares	(480,000)	(5,000)			(158,000)					(163,000)
Cancellation of compensatory options					(333,000)				333,000	—
Common stock warrants issued:
To directors			90,000							—
To vendors for legal services			178,000	36,000						36,000
Net loss							(10,112,000)			(10,112,000)
BALANCE, DECEMBER 31, 2001	29,262,396	$293,000	4,022,000	$6,670,000	$76,620,000	$(3,503,000)	$(89,646,000)	—	—	$(9,566,000)

See notes to financial statements.

EPICEDGE, INC.

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999
OPERATING ACTIVITIES:
Loss from continuing operations	$(11,772,000)	$(72,604,000)	$(5,938,000)
Noncash items in net loss:
Depreciation and amortization	7,990,000	10,916,000	649,000
Stock-based compensation and costs	—	8,942,000	3,549,000
Goodwill and other impairment losses	—	37,521,000
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	506,000	2,024,000	(197,000)
Prepaid and other assets	(100,000)	151,300	95,000
Accounts payable	(1,862,000)	(306,400)	1,369,000
Accrued expenses and other liabilities	(1,266,000)	(241,600)	391,000

Net cash used in operating activities	(6,504,000)	(13,597,700)	(82,000)

INVESTING ACTIVITIES:
Proceeds from (purchase of) fixed assets	(243,000)	(3,527,000)	(297,000)
Cash from dispositions (for acquisitions)	5,700,000	(4,000,000)	(905,000)

Net cash provided by (used in) investing activities	5,457,000	(7,527,000)	(1,202,000)

FINANCING ACTIVITIES:
Net proceeds from common stock issuances		12,947,000
Return or repurchase of stock, options or warrants	(594,000)	(398,000)
Proceeds from issuance of debt	1,050,000	8,493,700	11,287,000
Repayment of debt	(588,000)		(9,337,000)

Net cash (used in) provided by financing activities	(132,000)	21,042,700	1,950,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,179,000)	(82,000)	666,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	1,435,000	1,517,000	851,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$256,000	$1,435,000	$1,517,000

SUPPLEMENTAL INFORMATION:
Interest paid	$313,000	$736,000	$69,000

Income tax paid	$—	$—	$72,000

Noncash investing and financing activities — increase in goodwill from common stock and notes payable	$—	$48,000,000	$8,325,000

See notes to financial statements.

EPICEDGE, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.          BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Business - EpicEdge, Inc. (the “Company”) engages in the business of advising and supporting companies through ERP financial and human resource system implementation, developing custom web applications of object oriented Internet applications and implementing strategic marketing plans. The Company’s services include assisting clients through the entire software development life cycle of a project, including strategic planning, business process evaluation, integrated marketing and communication, brand structure and design, system architecture and design, product acquisition, configuration and implementation and ongoing operational support.

Financial Statements at December 31, 2000 and for the year then ended include the accounts of the Company and its wholly owned subsidiary, IPS Associates, Inc. (“IPS”) (referred to collectively as the “Company”), which was acquired in June 2000 and sold in February 2001 (Notes 3 and 4).  Significant intercompany balances and transactions were eliminated.

Financial Statement Preparation requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period.  Differences from those estimates are recognized in the period they become known.

Revenues were generated from consulting, support and training services (“professional services”).  In 2000 and 1999, revenues were also generated from the value-added reselling of hardware and software products (“technology integration”).  Professional services revenues are recognized as the services are performed, primarily on a time-and-materials basis using the number of hours worked by consultants at agreed-upon rates per hour.  Out-of-pocket expenses reimbursed by clients are included in professional services revenues, and the expenses incurred by the Company are included in cost of professional services revenues.  The Company uses the percentage-of-completion method to account for custom consulting contracts, with revenues recognized as the work on the contract progresses and defined milestones are reached.  Technology integration revenues were recognized upon receipt of an executed agreement and delivery of the products to the customer, if there were no significant remaining vendor obligations and collection of the receivable is probable.

Cash Equivalents represent highly liquid investments with original maturities at the date of acquisition of three months or less.

Financial Instruments that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, accounts receivable and debt instruments.  The fair market values of these items at December 31, 2001, approximate their carrying amounts.

Property and Equipment is stated at cost less accumulated depreciation and amortization.  Depreciation and amortization are provided using the straight-line method over the following estimated useful lives:  computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, five years or the lease term, if shorter.

Goodwill represents the excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs in 2000 (Note 3).  The remainder was being amortized on a straight-line basis over 32 months and is stated net of accumulated amortization of $7,654,000 and $1,731,000 at December 31, 2001 and 2000, respectively.  The Company will implement Financial Accounting Standard (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” on January 1, 2002, which will require the Company to cease amortization of goodwill and perform periodic impairment tests of the balance, beginning as of that date.

Stock-Based Compensation arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25.  SFAS No. 123

encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded.  As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share (Note 13).

Basic Net Loss per Share is computed by dividing the net loss by the weighted average shares of common stock outstanding during the period, excluding shares issued to the ESOP that have not yet been committed to be released (0 and 449,271 shares at December 31, 2001 and 2000, respectively, as discussed in Note 13).  The dilutive effect of the options and warrants to purchase common stock and convertible notes are excluded from the computation of diluted net loss per share, since their effect is antidilutive.  The antidilutive effects excluded from the diluted net loss per share computation at December 31 were as follows:

	2001	2000	1999
Common stock options	1,891,282	6,657,441	2,633,900
Warrants to purchase common stock	4,022,000	5,754,000	25,000
Convertible notes payable	9,158,000	5,800,000
Total	15,071,282	18,211,441	2,658,900

New Accounting Standards - SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, establishes standards for measuring, classifying and reporting all derivative financial instruments in the financial statements.  SFAS No. 133 became effective for the Company beginning the first quarter of fiscal year 2001.  The Company currently does not use any derivative financial products for hedging or speculative purposes and, as a result, there was no impact on the financial statements on implementing this standard.

In June 2001, SFAS No.141 (“SFAS 141”), “Business Combinations”, was issued.  SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The adoption of SFAS 141 did not have an impact on the Company’s financial statements.

In June 2001, SFAS No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets”, was issued, which requires, among other things, the discontinuance of goodwill amortization. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.  The Company adopted SFAS No. 142 on January 1, 2002, and is currently evaluating the impact that the adoption of this standard will have on the financial statements.

In August 2001, SFAS No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”, was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets.  This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business.  The Company adopted SFAS No. 144 on January 1, 2002 and does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

Reclassifications of certain prior-year amounts have been made to conform to the current-year presentation.

2.                              BUSINESS COMBINATION WITH PUBLIC COMPANY AND DISCONTINUED OPERATIONS

Effective January 1, 1999, Loch Exploration, Inc. (“Loch”), a public company, acquired all of the stock of the Company in a “reverse merger,” whereby the Company was the acquirer for accounting purposes.  In connection with the acquisition, Loch exchanged shares of common stock with the Company’s stockholders.  The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction, and the Company’s equity interest in Loch’s net assets of $69,975 were recorded at Loch’s historical cost basis.  Loch’s net assets were transferred to a subsidiary, Loch Energy, Inc. (“LEI”), which was in the oil and gas business.

The Company’s 53% equity interest in LEI’s operations is reported as discontinued operations in the accompanying financial statements though September 2000.  In September 2000, the Company irrevocably transferred its investment in the remaining shares of LEI to a designated trustee.  Since the Company was unable to achieve its original plan of distributing these shares as registered stock to its stockholders who were former stockholders of Loch, the Company recorded a write-off of $383,885 related to the disposal of its remaining equity interest in LEI, which is included in discontinued operations in 2000.  Related expenses in 2001 and 2000 are also included in discontinued operations (see Note 13).

3.          ACQUISITIONS AND GOODWILL IMPAIRMENT LOSSES

In March 2000, the Company acquired all the outstanding common shares of The Growth Strategy Group, Inc. (“Growth Strategy”), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company’s common stock valued at $6,076,800 and $375,000 in cash.  Goodwill of $6,100,000 was recorded related to this acquisition.  Accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Growth Strategy’s goodwill of $5,457,000 as of December 31, 2000.

In June 2000, the Company acquired all of the issued and outstanding stock of IPS, a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of the Company’s common stock, options to purchase 1,082,060 shares of the Company’s common stock and the assumption of net liabilities of $2,940,000.  The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000.  The Company also assumed an employee stock ownership plan (“ESOP”) from IPS, and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP.   The Company recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP, but not yet committed to be released by the ESOP’s trustee.  This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released.  In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000 (Note 10).  The note was secured by the accounts receivable, investments, and property and equipment of IPS.  Goodwill of $34,240,000 was recorded related to this acquisition.  Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000.  As discussed in Note 4, IPS was sold effective January 1, 2001, at a substantial loss.  A goodwill impairment loss of $24,040,000 was recorded in the financial statements as of December 31, 2000, relating to the sale of IPS.

In connection with the acquisition, the Company paid a commission of $300,000 in cash to an organization that facilitated the execution of the transaction and issued 25,065 unregistered shares of the Company’s common stock valued at $576,000 and recorded as part of the cost of the IPS acquisition.

In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. (Tumble), a creative and design firm, for 250,000 unregistered shares of the Company’s common stock valued at $4,937,500 and $325,000 in cash. The principal selling stockholder entered into an employment agreement with the Company. The agreement terminates in July 2003 and includes a non-compete provision for the term of the agreement and one year thereafter.  The transaction was accounted for under the purchase method of accounting and resulted in the recognition of goodwill of $5,432,901. Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000.  As a result of a review by Management of the carrying value and recoverability of this goodwill, Management wrote off the unamortized balance of Tumble’s goodwill of $5,125,901 as of December 31, 2000.

In March 1999, the Company acquired all of the issued and outstanding stock of COAD Solutions, Inc. (“COAD”), an information technology consulting firm, in exchange for (1) 600,000 shares of the Company’s common stock valued at $2,625,000; and (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date.  Goodwill of $3,000,000 was recorded related to this transaction and was fully amortized as of December 31, 2001.

In May 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC (“Dynamic”), an information technology consulting firm, in exchange for (1) 524,000 shares of the Company’s common stock valued at $2,695,600; and (2) $200,000 cash, payable $100,000 at closing and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on June 1, 2000, the closing price for the Company’s common stock for the prior 15 business days was less than $5.15 per share, in an amount equal to 5,340 shares for each $0.01 below $5.15.  No additional consideration was required during 2000.  Goodwill of $2,732,000 was recorded related to this acquisition.  Accumulated amortization of $2,472,000 had been recorded related to this goodwill as of December 31, 2001.

In July 1999, the Company acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. (“Connected”), an electronic-business consulting and training firm, in exchange for (1) 300,000 shares of the Company’s common stock valued at $1,545,000; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on August 1, 2000, the closing price for the Company’s common stock for the prior 15 business days is less than $5.15 per share, in an amount equal to 3,000 shares for each $0.01 below $5.15.  No additional consideration was required in 2000.  Goodwill of $1,800,000 was recorded related to this acquisition and was fully amortized as of December 31, 2001.

In November 1999, the Company acquired substantially all of the assets of NET Information Systems, Inc. (“NET”), an e-Business solutions provider, in exchange for (1) 350,000 shares of the Company’s common stock valued at $1,093,750; (2) $180,000 cash; (3) a one-year promissory note in the amount of $50,000 payable quarterly, with the first payment due 90 days after closing; and (4) the assumption of NET’s debt not to exceed $220,000.  Goodwill of $1,500,000 was recorded related to this acquisition.  Accumulated amortization of $1,300,000 had been recorded related to this goodwill through December 31, 2001.

All of these acquisitions were accounted for under the purchase method, with the resulting goodwill initially being amortized over eight years until the goodwill impairment loss was recognized as of December 31, 2000. Beginning January 1, 2001, the original amortization period was decreased to 32 months.  The operations of each acquired entity are included in the Company’s consolidated operations from their respective acquisition date.

The unaudited results of operations for 2000 and 1999 on a pro forma basis are shown below as though the above acquisitions (except for Tumble, which did not have a material effect on the pro forma information, and IPS) were made and the related common shares were issued as of January 1, 1999, and as though the IPS acquisition and sale had occurred at that date (therefore, the IPS results and related goodwill impairment loss are excluded).

	Actual	Pro-Forma
	2001	2000	1999
Revenues	$14,645,000	$23,143,000	$33,560,000
Loss from continuing operations	(11,772,000)	(47,531,000)	(6,389,000)
Per share	(0.45)	(1.79)	(0.28)
Weighted average common stock outstanding	26,060,525	26,546,550	22,505,031

In view of the sale of IPS, at a substantial loss, effective January 1, 2001, management concluded that goodwill related to IPS as of December 31, 2000, was impaired and wrote it down to the amount recoverable in the sale, which was $7,643,000; accordingly, $24,040,000 was written off.  Management also concluded that the entire amount of goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, was impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET.  The total of these goodwill impairment write-offs of $36,440,000 was reported as an operating expense in 2000.  Goodwill of $460,000 at December 31, 2001, relates to Dynamic ($260,000) and NET ($200,000).

4.          SALE OF IPS

Effective January 1, 2001, with a closing date of February 5, 2001, the Company sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan.  The consideration for the sale was (1) the return of an aggregate 740,260 shares of the Company’s common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable to a financial institution for the ESOP financing of $4,861,000.  The stock purchase agreement provided that 143,323 shares of the 740,260 shares of the Company’s common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing.  In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of the Company’s common stock on the day before the setoff.  In the event of a setoff, the Company has agreed to immediately register the setoff shares.  Based on audited financial results of IPS, no such setoff occurred.  As discussed in Note 3, the goodwill related to IPS was written down as of December 31, 2000, to the amount recoverable in the sale.

IPS was included in the Company’s accompanying results of operations since IPS’s acquisition in June 2000.  Pro forma results of operations for 2000 and 1999 in Note 3 exclude IPS.

In the first quarter of 2001, the Company received the above-described proceeds, cancellation of the inter-company payable and receivables with IPS, along with the return of 740,260 shares now in treasury stock, in exchange for the transfer of assets of $6,085,000 and liabilities of $8,028,000.   In addition, with the return of the shares held by the ESOP, a reduction in unearned compensation of $8,979,000 associated with these unreleased ESOP shares was recorded as a charge against the additional paid in capital arising from the IPS acquisition.    The net proceeds from the sale of IPS were used to pay off the secured debt for $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

5.             GAIN ON RESTRUCTURING OF PAYABLES

In February 2001, the Company adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization.  In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors.  This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, is designed to repay this group over time either in-full for those creditors whose balance is $5,000 or less, or who are willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001.  The Plan further provided that, if sufficient cash was available, the Company could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy the Company’s obligations to the unsecured creditors.  In June 2001, in accordance with the Plan, the Company paid the initial installment to consenting unsecured creditors under the Plan representing 18% of the original obligation.   In December 2001, the Company made a second installment of 12% of the original obligation to fully satisfy its obligations under the Plan as it relates to $2,045,000 of the original unsecured accounts payable.  The remaining balance of $1,049,000 will be paid quarterly at four (4%) percent of the original balance over the next two and one-half (2 ½) years, unless they agree to a lesser amount over a shorter time.  Based upon the payables satisfied by payments made under the Plan, the Company recognized an extraordinary gain from this restructuring of $1,329,000.

6.          SIGNIFICANT CUSTOMERS

 Accounts receivable and sales from significant customers as a percentage of the Company’s accounts receivable and total revenues for are as follows:

	Trade Receivables at December 31		Revenues
	2001	2000	2001	2000	1999
Customer A	27%	9%	37%	3%	—%
Customer B	26	10	24	6
Customer C				1	20
Customer D				13
Customer E				11

7.                          PROPERTY AND EQUIPMENT

Property and equipment at December 31 consist of the following:

	2001	2000
Computer equipment	$2,770,000	$2,790,000
Leasehold improvements	275,000	563,000
Office furniture and fixtures	169,000	367,000

Total	3,214,000	3,720,000

Less accumulated depreciation and amortization	1,707,000	955,000

Property and equipment — net	$1,507,000	$2,765,000

In October 2000, the Company moved its corporate headquarters from Houston, Texas, to Austin, Texas.  As a result of this move, several fixed assets were no longer of use to the Company and were considered impaired.  The net value of these impaired assets totaled approximately $277,000 and was included as an operating expense in goodwill and other impairment losses in 2000.  In December 2000, the Company abandoned its implementation of a new software package for its corporate headquarters, and wrote off approximately $805,000 of capitalized costs associated with this project abandonment.  These costs were also included in goodwill and other impairment losses.

8.          RESTRICTED CASH AND OTHER ASSETS

Other assets at December 31 consist of the following:

	2001	2000
Deposits	$188,000	$328,000
Restricted cash related to lease agreements		338,000
Other assets of IPS (Note 4)		1,115,000

Total	$188,000	$1,781,000

9.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities at December 31 consist of the following:

	2001	2000
Accrued payroll and benefits	$709,000	$999,000
Accrued interest	818,000	317,000
Deferred revenue	74,000	316,000
Other accrued expenses	404,000	1,527,000
Accrued severance	0	573,000

Total	$2,005,000	$3,732,000

10.        NOTES PAYABLE AND CONVERTIBLE DEBT

Convertible notes payable to stockholders at December 31 consist of the following:

	2001	2000
“June Convertible Notes “, due April 2003, to be exchanged into Series B convertible preferred stock	$1,050,000	$—
“July Convertible Notes”, due August 2002, to be exchanged into Series A convertible preferred stock	5,000,000	5,000,000
“Amended November Convertible Note”, due December 2004	958,000	900,000
“December Convertible Notes”, due January 2003, to be exchanged into Series A convertible preferred stock	1,000,000	1,000,000
“December Convertible Notes”, $300,000 due April 2002 and $200,000 due January 2003	500,000	500,000
	8,508,000	7,400,000
Less unamortized discount arising from warrants issued	—	(2,200,000)
Total	8,508,000	5,200,000
Less current portion	(5,300,000)	(5,200,000)
Long-term portion	$3,208,000	$—

Convertible notes payable are classified as current or long-term based on the contractual maturities as amended on April 16, 2002, and as discussed in Note 16.  The June, July and December convertible notes are required to be converted to Series A and B convertible preferred stock subject to stockholder approval, which management and the Board of Directors expect to occur during the second quarter of 2002, as discussed below and in Note 16.

Notes payable at December 31 consist of the following:

	2001	2000
Note payable other, bearing interest at 10%, principal and interest payable on bimonthly basis; and due October 2002 and collateralized by all investments, accounts receivable, inventory and property	$1,433,000	$1,933,000

Note payable other, bearing interest at 6%, payable in quarterly installments through July 2002	140,000	211,000

Note payable under ESOP obligation	—	4,861,000

Total	$1,573,000	$7,005,000

Revolving lines of credit and term note at December 31, 2000, consisted of the following and were paid in 2001:

2000
Borrowings under a $5,000,000 revolving line of credit facility that expired on August 10, 2001, bearing interest at prime plus 1.5% (11.5% at December 31, 2000) and collateralized by allinvestments, accounts receivable, inventory and property	$1,550,000

Borrowings under a term loan facility, bearing interest at prime plus 2.5% (12.5% at December 31, 2000), payable in 11 monthly installments of $25,000 per month beginning January 15, 2000, and one final principal payment of $725,000 on December 31, 2000	725,000

Borrowings under $1,500,000 revolving lines of credit facilities of IPS	1,159,000

Total revolving lines of credit and term note	$3,434,000

Convertible Notes Payable - On June 21, 2001 the Company executed letter agreements and promissory notes (the “June Notes”) with certain existing stockholders.  The June Notes, once fully funded, were to be for no less than $3,110,000.  As of December 31, 2001 the Company had received $1,050,000 relating to these June Notes.  The June Notes originally were for a term of one year and have a stated interest rate of 8%.  On April 16, 2002, the June Notes were replaced with a substitute convertible secured promissory note (the “June Convertible Notes”) that has a maturity date of April 2003.  Subject to stockholder approval, the June Convertible Notes required the outstanding balance, plus any accrued interest, to be exchanged into shares of Series B Convertible Preferred Stock (“Series B Preferred Stock”).  The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock (see July Convertible Notes below) an amount equal to two and three-quarters (2 ¾) times the stated value if a liquidation event occurs within twenty-four (24) months.  If, however, a liquidation event occurs after twenty-four (24) months, the preference multiple becomes three (3) times the stated value.  In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed net equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.  The terms of these June Convertible Notes were finalized on April 16, 2002 (see Note 16).

 In July 2000, the Company completed a $5,000,000 convertible debt offering (“July Convertible Notes”) with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The July Convertible Notes bear annual interest at 9.5%.  Originally, the principal and accrued and unpaid interest was convertible at the option of the holder into common stock of the Company at a conversion price of $5.00 per share.  The Company recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature and based on the quoted market price of our common stock of $19.50 per share on the date of issuance.  At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense.  On July 20, 2001, the Company reached an agreement related to the July Convertible Notes, under which the maturity date was extended to August 1, 2002. Originally the conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  On April 16, 2002, the Company completed these renegotiations (see Note 16).  Under the new terms, subject to stockholder approval, the principal and accrued interest ($685,000 at December 31, 2001) underlying the July Convertible Notes are required to be exchanged into Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a stated par value of approximately $5.8 million dollars.  These new terms also include a waiver of the $500,000 penalty.  The Series A Convertible Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding-up of the Company, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock (see June Notes above) an amount equal to two and three-quarters (2 ¾) times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within twenty-four (24) months.  If, however, a liquidation event occurs after twenty-four (24) months, the preference multiple becomes three (3) times the stated value.  A merger, acquisition or sale of all or substantially all of the assets of the Company in which the stockholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

In November 2000, the Company’s Chairman and principal stockholder provided a $1,000,000 line of credit to the Company in the form of a convertible note (the “November Convertible Note”).  The Company could draw upon the line of credit from time to time as needed and had drawn $900,000 at December 31, 2001 and 2000.  The November Convertible Note bore annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share and was scheduled to mature on December 31, 2001.  The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand.     In August 2001, the Company renegotiated the terms of the November Convertible Note (the “Amended November Convertible Note”) that extended the maturity date to December 1, 2002 and increased the conversion feature to $1.00 per share, convertible at the lender’s option. Furthermore, if the Amended November Convertible Note was not paid at the new maturity date, the lender, at his sole discretion, could have converted the note at $0.50 per share, demanded payment or further extended the maturity date until December 1, 2003. Finally, if the Amended November Convertible Note was not paid at the new extended maturity date, the lender, at his sole discretion, could have converted the note at $0.25 per share, demanded payment or further extended the maturity date until December 1, 2004.  In exchange, the Company agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.   In September 2001, the $100,000 unused balance of the November Convertible Note was cancelled.  On April 16, 2002, in conjunction with the financing discussed in Note 16, the new terms are that the Amended November Convertible Note still bears an annual interest at the rate of 8%, is convertible at the lenders’ option into the Company’s common stock at $.25 per share and matures on December 31, 2004.

In connection with the November Convertible Note, the lender was issued in 2000 five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  The Company recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in an initial net carrying value of zero for the November Convertible Note.  This discount was being amortized into interest expense over the life of the November Convertible Note.  In connection with the renegotiation the November Convertible Note in 2001, the stockholder forfeited his rights to the 2,000,000 warrants to purchase common stock.    Upon forfeiture of these warrants the debt was brought to its full value of $900,000 with the remaining unamortized portion of the debt discount of $225,000 being offset to additional paid in capital.   Debt discount amortization totaling  $600,000 and $75,000 was recorded as interest expense related to these warrants in 2001 and 2000, respectively.

In December 2000, the Company issued $1,500,000 in convertible notes to two of its stockholders (the “December Convertible Notes’), both of which formerly served on the Company’s Board of

Directors. The December Convertible Notes are convertible at the lenders’ option at $.50 per share.  The December Convertible Notes bear interest at 8% per annum and matured on December 31, 2001.  In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at $.01 per share.  The Company recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes.  This discount was to be amortized into interest expense over the original life of the December Convertible Notes.  This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 and $200,000 was recorded as interest expense in 2001 and 2000, respectively.  Of these convertible notes, the holders of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003.  On April 16, 2002, the Company renegotiated this portion of the December Convertible Notes, which are required to be exchanged into Series A Preferred Stock, subject to stockholder approval (see Note 16).  The Holder of the remaining $500,000 has demanded payment and on April 16, 2002, the Company negotiated with this individual to repay this note over an installment period through January 31, 2003 (see Note 16).

Notes Payable - ESOP - As part of the IPS acquisition (Note 3), the Company was the guarantor on a note payable to a financial institution for a loan made to an ESOP sponsored by the Company (the “ESOP Loan”).    As a result of the IPS sale (Note 4), the ESOP Loan of $4,861,000 at December 31, 2000, was transferred to the acquirer effective January 1, 2001.

Notes Payable - Other - In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable.  Under these new terms, the Company is required to make equal bi-monthly payments of $25,000 through January 2002 and bi-monthly payments of  $35,000 from January 2002 until October 2002 when the final balance is due and payable in full.

Revolving Lines of Credit and Term Loan Facility - On August 10, 1999, the Company entered into a Loan and Security Agreement (the “Agreement”) for a total credit facility of up to $5,000,000, limited to the available borrowing base, which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001, with three one-year renewals at the lender’s option.  On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000.  In connection with this amendment, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 25,000 shares of the Company’s common stock (Note 13).  The fair value assigned to these warrants of $115,000 was accounted for as a debt discount and amortized over the period of the term loan.  Amortization totaling $115,000 is included in debt discount amortization expense as of December 31, 2000.  At December 31, 2000, there was no available unused balance under the Agreement.  In February 2001, the entire outstanding balance of the Agreement of $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale (Note 4).

Debt Defaults — As of December 31, 2001, the Company was in default on its $500,000 December Convertible Note to a previous member of the Company’s Board of Directors.  This creditor had demanded payment under the loan agreement.  However, as discussed above, the Company has renegotiated the payment terms on this debt on April 16, 2002 (see Note 16).

11.                   INCOME TAXES

Prior to the reverse merger in January 1999, the Company was an S Corporation for tax purposes.  Based on C Corporation status for tax purposes beginning in 1999, the Company has deferred income tax benefits total approximately $12,500,000 and $10,000,000 at December 31, 2001 and 2000, respectively, arising principally from the tax benefits of net operating loss carryforwards. These tax benefits are fully reserved and will not be recognized on the accompanying balance sheet until recoverability in the future is reasonably assured.

12.                       COMMITMENTS AND CONTINGENCIES

Leases - The Company leases office space under a noncancelable operating lease.  Total rent expense for 2001, 2000 and 1999, was approximately $1,180,000, $1,328,800 and $119,231, respectively.  Minimum future rental commitments under operating leases at December 31, 2001, are as follows:

2002	700,000
2003	507,000
2004	492,000
2005	353,000
2006	41,000
Thereafter	—

Total	$2,093,000

Employment Contracts - In connection with the reverse merger (Note 2), the Board of Directors of the Company had approved five-year employment agreements with three key employees.  As of December 2000, each of these three employees had left the Company.  As a result, the Company recorded an accrued severance amount to reflect the Company’s obligations to these former employees.  The Company renegotiated these severance payments during 2001 and paid in full the renegotiated amounts by the end of the year.  The difference in the amount paid and the amounts accrued of $316,000 was included in the extraordinary item.

In connection with the acquisitions discussed in Note 3 and other agreements with new senior management, the Company entered into various employment agreements, some of which expire on various dates from November 2002 to December 2004, and continue thereafter on a year-to-year basis.  Generally, these agreements include a noncompete provision for the term of the agreement and one year thereafter.  These agreements also include severance provisions, under which the Company was contingently liable as of December 31, 2001 for a total of $753,000.  In conjunction with the financing discussed in Note 16, the Company renegotiated the severance portion of these agreements.  As of March 31, 2002, the Company is contingently liable for a total of $188,000, which would become payable if the employees were terminated under certain conditions

Legal Proceedings - In November 2001, a former employee brought suit against the Company and others. This former employee alleges that the Company, through acts and omissions of the named parties, prohibited the former employee from selling stock of the Company. The complaint seeks damages of approximately $2.7 million. These proceedings are in the very early stages of the case. Discovery has not yet occurred and no depositions have been taken. The Company intends to defend itself vigorously and believes it has good and meritorious defenses. While the outcome of this litigation cannot be predicted with certainty, the Company believes that it will not have a material adverse effect on its financial statements.

13.        CAPITAL STOCK

Common Stock Transactions - During 1999, the Company granted 1,147,500 shares of common stock, valued at $3,549,000 in exchange for consulting services from various consulting firms, which was recorded by the Company in its 1999 operating expenses.  In 2000, the Company made a claim for the return of a portion of these shares as one of these consulting firms failed to fully execute on the original contractual arrangement as agreed.  In March 2001, this issue was settled with the return and cancellation of 480,000 shares, which was recorded at the estimated current value of the stock of $0.34 per share as of the return date.

Also during 1999, 2,304,700 common shares valued at $726,000 were exchanged for consulting services performed by various consulting firms for Loch Energy, Inc. in connection with the reverse merger (Note 2).  This transaction resulted in the Company recording an additional investment in LEI of $726,000.  In July 2001, the Company issued 496 shares out of treasury stock to stockholders of Loch for previously unexchanged Loch shares.  These original Loch shares were issued prior to 1989 and were not presented for exchange at the time of the reverse merger (Note 2).  The value of these shares was $10,000 and was charged to discontinued operations in 2001.

In addition to the cancellation of the 2,000,000 warrants referred to below under Common Stock Warrants, as an additional condition precedent to the Series A and Series B Preferred Stock financings discussed in Notes 10 and 16, the Company entered into a share return agreement dated August 29, 2001, with three original stockholders, one of which is the Chairman and principal stockholder, for the return of 10,295,210 shares.  In the fourth quarter of 2001, these shares were recorded as treasury stock and as a capital contribution at the estimated current value of the stock of $2,883,000.

 In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private investors led by Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. for $11,300,000 ($5.00 per share).  The transaction resulted in certain stockholder rights being granted to the investors, including a right to request registration of the shares at the Company’s expense.  In August 2000, the investor group exercised its right to request registration of the shares.  In connection with the financing discussed in Note 16, these private investors withdrew their request for the registration of these shares.   In connection with the February 2000 transaction, the Company paid a commission to an organization that facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company’s common stock at an exercise price of $15.00 per share.  The warrants were valued at $22,000 based on an independent valuation and are exercisable for a period of three years from the date of issuance.

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

In September 2000, the Company sold 2,000,000 shares of unregistered common stock to certain private equity investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P., for $2,000,000 ($1.00 per share).  The stock purchase agreement provided for two additional board members to be appointed by the investors.  Such appointments were made in September and October 2000.  The purchase agreement also required the Company to immediately register the shares of common stock that were issued.  The investors had agreed to a six-month lockup period, which prevented them from selling the shares of common stock acquired in this transaction during that period.  In connection with the financing discussed in Note 16, these private investors terminated their stock purchase agreement relating to these shares and thereby relinquished their right to require the Company to immediately register these shares.

In November 1999, the Company reserved 190,000 unregistered shares of its common stock for grants to two of its board members for their participation on the Company’s Board of Directors.  The shares were issued to each board member in equal installments at the end of each quarter through December 31, 2000.  The Company recorded the value of the shares issued each quarter at the average quoted market price of the stock for the period in which the stock was issued, which resulted in stock-based compensation of $2,936,400 for 142,500 shares issued to these board members during 2000.

ESOP Shares - In connection with the IPS acquisition in June 2000, the Company assumed an ESOP from IPS and issued 607,000 shares of common stock to the ESOP (“ESOP shares”).   On the date of acquisition, the Company recorded unearned compensation of $9,445,000 related to 493,220 ESOP shares issued, but not yet committed to be released by the ESOP’s trustee.  During the period from acquisition to December 31, 2000, a total of $466,000 in compensation expense was recorded for 43,949 ESOP shares committed to be released at an average share price of $10.60 per share.  ESOP shares not committed to be released are not considered to be outstanding and were excluded in earnings per share calculations.  As a result of the IPS sale (Note 4), the ESOP shares were returned to the Company in February 2001, treasury stock increased by $232,000 and unearned compensation decreased by $8,979,000 related to the unreleased ESOP shares.

Common Stock Warrants — In August 2001, the Company issued warrants for the purchase of 30,000 shares of its common stock to each of two new members of the Board of Directors, and in November 2001, the Company issued warrants for the purchase of 30,000 shares of its common stock to a third new member of the Board of Directors.  These warrants are for services to be rendered for one year from the date of appointment to the Board.   The warrants have an exercise

price of $0.28 and are exercisable for five years from the date of grant.  The warrants vest in twelve months from the date of grant.   Since the warrants were issued to members of the Board of Directors for services as a director, and the exercise price equaled the fair market value of the common stock on the date of issuance, no compensation expense was recorded related to these warrants.

In November 2001, the Company issued warrants for the purchase of 177,700 shares of its common stock in exchange for legal services totaling $35,540.  The warrant have an exercise price of $.20 and are exercisable for three years from the date of grant.   The warrants were immediately vested.   The Company valued these warrants at the cost of the services received of $35,540 and recorded legal expense in the same amount.

In November and December 2000, the Company issued in conjunction with November and December Convertible Notes (Note 10) warrants for the purchase of 5,000,000 shares of its common stock at an exercise price of $.01 per share.  The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $2,400,000, as a discount to the Convertible Notes.   In August 2001, in connection with the renegotiation of the $1,000,000 Convertible Note (Note 10), the holder of the Convertible Note forfeited the right to 2,000,000 of these warrants and the Company recorded the forfeiture of these warrants as additional paid in capital of $675,000 and a reduction of unamortized debt discount of $225,000.

In March 2000, the Company issued warrants for the purchase of 40,000 shares of its common stock to two advisory board members for services to be rendered from April 2000 to March 2002.  The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant.  The warrants vest over the service period as follows:  one-third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversaries of the grant date.  The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,000, as unearned compensation on the date of grant.  The Company originally amortized this amount as compensation expense over the expected consulting period.  The Company revalued the warrants at December 31, 2000, and based on a lower stock price, it reduced the amount of the unearned compensation to zero.  As a result of the decrease in stock value over the period, the Company recorded no stock-based compensation related to the warrants during 2000.

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

Warrants to purchase 25,000 common shares were granted in 1999 with the term loan (Note 10).  The shares can be purchased any time prior to March 31, 2005, at an exercise price of $11.70 per warrant share.  A fair value of $115,000 was assigned to these warrants at the date of grant.

Stock Options - In February 1999, the Board of Directors approved the 1999 Employee Stock Option Plan (the “Plan”).  The Board reserved 3,000,000 shares of common stock for issuance under the Plan.  Under the terms of the Plan, options to purchase common stock may be granted at the discretion of the Company’s compensation committee and may be subject to certain restrictions. In May 2000, this number of shares reserved was increased to 7,500,000.

Options generally vest over a three-year life, except for 420,000 options granted in November 1999 to certain employees that had a one-year vesting period and 400,000 options granted to an employee in December 2000 that had a six-month vesting period.  The 400,000 options granted in December 2000 were granted at an exercise price of $0.125 per share; accordingly, the Company recorded unearned compensation of $400,000 based on the market price of the common stock on the grant date.  The Company recorded $67,000 of amortization of the unearned compensation in December 2000.  On January 4, 2001, the employee left the Company; therefore, in January 2001, the Company reversed the remaining unearned compensation related to these options.  This employee exercised the vested portion of the options, which were 66,668 options in January 2001.  All other options granted under the Plan were granted at prices equal to the fair value of the common stock at the grant date.  All options expire 10 years after the date of grant.  At December 31, 2001 there were 1,891,582 options outstanding and 5,374,959 options available for grant and at December 31, 2000, there were 6,657,441 options outstanding and 798,474 options available for grant under the Plan.

A summary of the Plan is as follows:

	2001		2000		1999
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	6,657,441	7.84	2,633,900	$3.60		$—
Granted	143,000	0.30	6,739,359	7.92	2,633,900	3.60
Exercised	(189,674)	0.13	(44,085)	2.15
Expired	(4,719,485)	8.94	(2,671,733)	6.48

Options outstanding at year-end	1,891,282	6.02	6,657,441	7.84	2,633,900	3.60

Options exercisable at year-end	1,167,612	5.99	1,736,757	6.11	—

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted Average Remaining Contractual Life (In Months)	Weighted Average Exercise Price	Number Exercisable at 12/31/01	Weighted Average Exercise Price
$0.10 to $0.14	11,000	34	$0.12	—	—
$0.16 to $0.23	21,000	33	0.21	—	—
$0.26 to $0.40	91,000	28	0.30	—	—
$0.43 to $0.43	1,000	27	0.43	—	—
$0.68 to $1.00	86,000	24	0.70	26,333	0.70
$1.06 to $1.56	490,217	10	1.07	317,701	1.07
$1.81 to $2.00	234,400	9	2.00	214,600	2.00
$2.81 to $3.25	45,400	8	3.16	30,267	3.16
$5.00 to $7.06	381,200	10	5.00	380,800	5.00
$7.56 to $7.81	47,000	11	7.57	31,333	7.57
$13.38 to $19.94	427,165	18	15.55	147,945	15.49
$20.25 to $24.00	55,900	16	22.17	18,633	22.17

	1,891,282			1,167,612

Pro Forma Stock-Based Compensation - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans.  Compensation cost was recognized for the Company’s stock option plans only when the options were granted to employees at an exercise price that was below the fair value of the stock on the grant date.  SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at the estimated fair value of the options at the grant date, but allows disclosure as an alternative.  The pro forma disclosure as if the Company had adopted the cost recognition requirements under SFAS No. 123 for options granted to employees in 2001, 2000 and 1999 is presented below.  The pro forma compensation cost may not be representative of that expected in future years.

	2001	2000	1999
Loss from continuing operations:
As reported	$(10,112,000)	$(72,604,000)	$(5,938,000)

Pro forma	$(18,178,000)	$(96,042,000)	$(6,605,000)

Per share — basic and diluted:
As reported	$(0.45)	$(2.73)	$(.28)

Pro forma	$(0.70)	$(3.62)	$(.31)

In the pro forma calculations, the weighted average fair value of options granted to employees in 2001, 2000 and 1999 was estimated at $0.30, $8.85 and $2.00 per share, respectively.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions:  (i) expected volatility computed using the monthly average of the Company’s common stock market price as listed on the American Stock Exchange for the period from April 1999 through December 2001, which market price volatility averaged 146%, 223% and 78% in 2001, 2000 and 1999, respectively; (ii) expected dividend yield of 0%; (iii) expected option term ranging from six months to three years; and (iv) risk-free interest rate of  4.0%, 5.5% and 6.0% in 2001, 2000 and 1999, respectively.

IPS Options - In the IPS acquisition, the Company granted options to purchase 1,082,060 shares of its common stock, which were valued as part of the purchase price (Note 3) based on the Black-

Scholes model and, therefore, are not included in the above pro forma amounts.  In the sale of IPS (Note 4), these options were canceled.

Preferred Stock - The Company has authorized 5,000,000 shares of ‘blank check” preferred stock, $.01 par value; no shares were issued at December 31, 2001 or 2000.  Subject to stockholder approval at the next Annual Meeting, it is expected that Series A and Series B convertible preferred shares will be reserved for potential issuance in connection with the Convertible Notes Payable discussed in Notes 10 and 16.

Other — In the first quarter 2001, there was a reduction in unearned compensation of $8,979,000 associated with unreleased ESOP shares and an increase in treasury stock of $233,000 as a result of the sale of IPS, as discussed in Note 4 and ESOP Shares above.

 14.       STOCK-BASED COMPENSATION AND COSTS

Stock-based compensation and costs in 2000 and 1999 are as follows:

	2000	1999
Stock granted to:
Directors	$2,936,400	$—
Consultants		3,549,000

Warrants granted to client and others	4,997,000

Amortization of unearned compensation for:
Options to employees	67,000
ESOP shares released	466,000

Stock issued with cashless exercise of options	475,600

Total	$8,942,000	$3,549,000

15.        EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees.  The Company does not match employee contributions.

16.        SUBSEQUENT FINANCININGS

In June 2001, the Company began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see Note 5), pay or renegotiate legacy expenses, and provide working capital to execute on the current operating plan of the Company.  Although the final documents were not executed until 2002, the Company received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (see Note 10).  The Company received additional funding of $860,000 under the June Notes in February and early March 2002.  On April 16, 2002, the terms were finalized on these convertible notes, subject to stockholder approval.  The total amount to be received under these new convertible notes is a minimum of $2,650,000 and a maximum of $4,500,000. Until converted, these June Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%.  These notes, consisting of the outstanding balance, plus any accrued interest, are required to be exchanged into shares of Series B Convertible Preferred Stock (see Note 10).

Additional features of the June Convertible Notes are that they are secured, until converted, by all investments, accounts receivable, inventory and property, subject only to a first lien (see Note 10) and they carry with them demand registration rights.

Also on April 16, 2002, the terms of $5,000,000 July Convertible Notes (see Note 10) with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. were renegotiated, subject to stockholder approval.  Under the new terms of the $5,000,000 July Convertible Notes, the principal and accrued interest are required to be exchanged into Series A Convertible Preferred Stock (see Note 10) with a stated par value of approximately $5.8 million.

Additionally, on April 16, 2002, the principal and accrued interest on $1,000,000 of the December Convertible Notes (see Note 10) are also required to be converted into Series A Preferred Stock, and 2,000,000 of the warrants issued along with the December Convertible Notes are to be relinquished.  Also the holders of the $1,000,000 of the December Convertible Notes waive any defaults and all events of default under that agreement.

In conjunction with and as part of the conditions prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Note (see Note 10) be renegotiated.   On April 16, 2002, the Company renegotiated the November Convertible Note, as amended, such that the new terms are that the November Convertible Note bears an annual interest at the rate of 8%, are convertible at the lenders’ option into the Company’s common stock at $.25 per share and matures on December 31, 2004.  In addition, the promissory notes required that the note holder relinquish the 2,000,000 warrants that were issued along with the November Convertible Note and that the Company enter into a share return agreement with three original stockholders, one of which is the Chairman, principal stockholder, and November Convertible Note holder, for the return of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.

Also on April 16, 2002, of the remaining $500,000 under the December Convertible Notes, $300,000 is due April 2002 and $200,000 plus any accrued and unpaid interest is to be paid by January 31, 2003.  The remaining 1,000,000 warrants that we issued in conjunction with this portion of the December Convertible Notes are not relinquished and therefore remain in effect.

As discussed above, as part of the transactions on April 16, 2002, there are convertible notes that are required to be exchanged into Series A and Series B Convertible Preferred Stock subject to stockholder approval.  The Company plans to submit this to the stockholders for their approval during the second quarter 2002.  Management and the Board of Directors anticipate that the stockholders will approve this transaction.

The following is a pro-forma chart that depicts the effect on common stock outstanding on an as-converted basis of the convertible notes payable at December 31:

Equivalent

		As-Converted
	2001	Common Shares
“June Convertible Notes “ due April 2003, to be exchanged into Series B convertible preferred stock	$1,050,000	4,200,000
“July Convertible Notes” due August 2002, to be exchanged into Series A convertible preferred stock	5,000,000	1,000,000
“Amended November Convertible Notes” due December 2004	958,000	958,000
“December Convertible Notes” due in January 2003, to be exchanged into Series A convertible preferred stock	1,000,000	2,000,000
“December Convertible Notes” due April 2002 and January 2003	500,000	1,000,000
	$8,508,000	9,158,000

In view of the renegotiations of debt terms and subsequent financings discussed above, management believes that the Company will continue as a going concern through the remainder of 2002.  There can be no assurance that these events will provide the necessary working capital to fulfill the Company’s needs; therefore, additional cost reductions or additional sources of funds may be necessary in early 2003.

INDEPENDENT AUDITORS’ REPORT

To the Directors and Stockholders of EpicEdge, Inc.:

We have audited the financial statements of EpicEdge, Inc. (the “Company”) as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated March 29, 2002 (April 16, 2002, as to the effects of subsequent financings in Notes 10 and 16) appearing in this Annual Report on Form 10-K of EpicEdge, Inc. for the year ended December 31, 2001. Our audits also included the financial statement schedule of EpicEdge, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Dallas, Texas

March 29, 2002

SCHEDULE II --- Valuation and Qualifying Accounts

EpicEdge, Inc.

Allowance for Doubtful Accounts

Years Ended December 31, 2001, 2000, 1999

Description	Balance at Beginning of Period	Charged to Operations	Deductions(1)		Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2001	$767,000	$(131,000)	$(131,000	)(2)	$505,000

Year ended December 31, 2000	$37,000	$711,000	$19,000		$767,000

Year ended December 31, 1999	$—	$42,000	$(5,000)		$37,000

(1)                      Doubtful accounts written off, net of recoveries.

(2)                      Includes $47,000 of Allowance for Doubtful Accounts that was removed with the sale of IPS as discussed more fully elsewhere in this Form 10-K.