Form 10-K/A
period 2001-12-31
EPICEDGE INC
filed 2002-04-30
CIK 313041

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

[OR]

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2001

Commission File Number: 001—15493

EPICEDGE, INC.
Formerly Known as Design Automation Systems, Inc.
(Exact name of registrant as specified in our charter)

Texas	75-1657943
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5508 Two Ninety West, Suite 300, Austin, Texas 78735
(Address of principal executive offices)

(512) 261-3346
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Common Stock, par value $.01 per share	The American Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

This Amendment No. 1 on Form 10-K/A amends Part III, Items 10, 11, 12 and 13 and Part IV of our Annual Report on Form 10-K for the year ended December 31, 2001, as filed on April 17, 2002, and is being filed to reflect additional disclosures related to our officers and directors, executive compensation, the security ownership of our management and certain beneficial owners of our common stock, and to certain relationships and related transactions.

PART III

ITEM 10.               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Carl R. Rose	47	Chairman
Richard Carter	33	Director and CEO
Panna Sharma	31	Director
Mark McManigal	41	Director
John A. Svahn	58	Director
Peter Davis	43	Executive Vice President of eSolutions
Rob Cohan	32	Executive Vice President of Enterprise Solutions Development
Mark Slosberg	45	Vice President of eBusiness Solutions
Peter B. Covert	47	Principal Financial and Accounting Officer
Sam DiPaola	35	Vice President of Finance

Board of Directors and Compensation Committee

The Board of Directors currently consist of the following members:

Carl R. Rose  has served as our Chairman since December 1998 and served as our Chief Executive Officer from January 1999 until February 2000.  Mr. Rose founded Design Automation Systems, Inc., a privately held Texas corporation (“DASI”), in 1985 and served as its Chairman from its inception until April 1999.  From DASI’s inception until January 1999, Mr. Rose also served as president of DASI.  From January 1999 until April 1999, Mr. Rose served as Chief Executive Officer of DASI.  Mr. Rose is currently the President of Impac Systems, a company which he founded in June 1998.

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

Panna Sharma  has served on our Board since August 2001. Mr. Sharma is the founder, CEO and Managing Partner of The Sharma Group, a privately held, specialty investment banking firm focused on emerging technology and emerging services companies with presence in New York, Atlanta and Los Angeles. Prior to founding The Sharma Group in 2001, Mr. Sharma spent three and one-half years at iXL Inc. (later merged with Scient) in the roles of Senior Vice President of E-Business Solutions and Chief Strategy Officer. For the six years prior to his being at iXL Inc., Mr. Sharma helped successfully found, manage and sell or take public two other consulting and professional services firms.

Mark McManigal  has served on our Board since October 2001. Mr. McManigal is a Partner of The Edgewater Funds, a private equity and venture capital fund. Mr. McManigal has been involved with Edgewater since 1991 and focuses primarily on the firm’s information technology sector investments. Prior to joining Edgewater, he was a partner in a law firm where he specialized in transactional law, securities law and real estate transactions. Mr. McManigal also served as Vice President and General Counsel for Krause Gentle Corporation.

John A. Svahn  has served on our Board since November 2001.  Mr. Svahn is the Chairman of the Board of Directors of Capital Associates, Inc. and has held such position since November 1994.  Mr. Svahn has also served on the Board of Directors of Logisticare, Inc. since July 2001.  Prior to assuming his current position at Capital Associates, Inc., he was the Chairman and President of Government Services of Maximus, Inc.

     Agreements Pursuant to Which Directors Were Elected

                There are two agreements in place which govern the designation of certain of our directors and pursuant to which certain of our existing directors were elected.  On July 21, 2000, we entered into an Amended and Restated Shareholders’ Agreement (“Shareholders’ Agreement”) with certain of our significant shareholders which, among other things, provides that each of Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP are entitled to designate one of our directors.  On April 16, 2002, Edgewater Private Equity Fund III, L.P. and certain of our other key shareholders entered into a Voting Agreement which, among other things, provides that our Board shall consist of eight directors, two of whom are to be designated pursuant to the Shareholders’ Agreement, one of whom shall be designated by Edgewater Private Equity Fund III, L.P., one of whom shall be our Chief Executive Officer, one of whom shall be designated by our Chief Executive Officer and three of whom shall be independent outsiders whom shall be designated by the mutual agreement of Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and our Chief Executive Officer.  We are not a party to the Voting Agreement.

                Of the current members of our Board, Richard Carter is the Chief Executive Officer designee, Mark McManigal is a designee of Edgewater Private Equity Fund III, L.P. and each of Panna Sharma and John A. Svahn are independent outsiders who have been designated by mutual agreement, as provided above.

     Compensation Committee Report

REPORT OF THE COMPENSATION COMMITTEE
ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors is currently comprised of two non-employee members of our Board of Directors.  From January 1, 2001 until February 8, 2001, our Compensation Committee consisted of John Streeten and Uri Landesman.  On February 8, 2001, John Streeten resigned.  Therefore, from February 9, 2001 until August 8, 2001, our Compensation Committee consisted solely of Uri Landesman.  Effective August 8, 2001, the Board elected Eric Loeffel and Panna Sharma to our Compensation Committee.  Therefore, from August 8, 2001 until October 11, 2001, our Compensation Committee consisted of Uri Landesman, Eric Loeffel and Panna Sharma.  On October 11, 2001, the Board elected Mark McManigal to our Compensation Committee.  As noted above, Mr. McManigal is a Partner of The Edgewater Funds, a private equity and venture capital fund which holds a significant number of shares of our common stock and holds a significant amount of our outstanding secured convertible debt.  Information concerning Mr. McManigal’s relationship with The Edgewater Funds is set forth under Item 13 under the heading “Certain Relationships and Related Transactions” and under Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.  From October 11, 2001 until November 20, 2001, our Compensation Committee consisted of Uri Landesman, Eric Loeffel, Panna Sharma and Mark McManigal.  On November 20, 2001, Uri Landesman resigned.  Therefore, from November 20, 2001 until April 5, 2002, our Compensation Committee consisted of Eric Loeffel, Panna Sharma and Mark McManigal.  On April 5, 2002, Eric Loeffel resigned.  Therefore, our Compensation Committee currently consists of Panna Sharma and Mark McManigal. The Compensation Committee is responsible for establishing the compensation package of the Chief Executive Officer.  In addition, the Compensation Committee reviews the recommendations of the Chief Executive Officer regarding the performance and compensation levels for other executive officers.

The goals of our executive officer compensation policies are to attract, retain and reward executive officers who contribute to our success, to align executive officer compensation with our performance and to motivate executive officers to achieve our business objectives.  We use salary, bonus compensation and option grants to attain these goals.  The Compensation Committee has compensation discussions with its business contacts and performs informal inquiries of its peer group as well as certain published reference sources to compare our compensation package with that of similarly sized high technology companies.

Base salaries of all executive officers are reviewed annually by the Compensation Committee and adjustments are made based on (i) salary recommendations from the Chief Executive Officer, (ii) individual performance of executive officers for the previous fiscal year, (iii) our financial results for the previous year and (iv) reports to the Board of Directors from the Compensation Committee concerning competitive salaries, scope of responsibilities of the officer position and levels paid by similarly sized high technology companies.  We seek to compensate the executive officers at the median range of compensation levels paid by similarly sized high technology companies.

The Board has approved an executive bonus program to link cash bonuses for executive officers to our operating performance.  Pursuant to this program, the amount of bonuses paid is dependent upon us meeting appropriate business targets.  The Compensation Committee believes that this type of bonus program, in which bonuses are based on our attaining established financial targets, properly align the interests of its executive officers with the interests of stockholders.  Under this program, the Chief Executive Officer establishes individual objectives in order to achieve the maximum potential bonus award for the other executive officers.  Generally, the maximum potential bonus award is 50% of that executive’s annual compensation.  The Compensation Committee establishes the objectives required of the Chief Executive Officer in order for him to achieve his maximum potential bonus award.  In addition to bonuses paid in connection with corporate performance, the Compensation Committee, in its discretion, may provide a bonus based on individual achievement of individual performance goals, established at the beginning of the year.  In 2001, the corporate performance goals were not attained and, accordingly, no bonus was awarded to any executive officer.

We strongly believe that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with those of the stockholders, and therefore the Compensation Committee makes periodic grants of stock options under the Option Plan.  The size of an option grant to an executive officer has generally been determined with reference to similarly sized high technology companies, the responsibilities and expected future contributions of the executive officer, previous grants to that officer, as well as recruitment and retention considerations.  To assist us in retaining and motivating key employees, option grants generally vest over a three-year period from the date of grant.  In 2001, there were no approved stock option grants to any of the executive officers.

We have considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations which restrict deductibility of executive compensation paid to our chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations.  Income from options granted under the Stock Option Plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are non-employee directors.  We expect that the Compensation Committee will generally be comprised of non-employee directors, and that to the extent such Committee is not so constituted for any period of time, the options granted during such period will not be likely to result in compensation exceeding $1,000,000 in any year.  The Committee does not believe that in general other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time.  In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation.  The Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.

COMPENSATION COMMITTEE

Panna Sharma

Mark McManigal

     Compensation Committee Interlocks and Insider Participation

                None of the directors has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

                From January 1, 2001 until February 8, 2001, our Compensation Committee consisted of John Streeten and Uri Landesman.  On February 8, 2001, John Streeten resigned.  Therefore, from February 9, 2001 until August 8, 2001, our Compensation Committee consisted solely of Uri Landesman.  Effective August 8, 2001, the Board elected Eric Loeffel and Panna Sharma to our Compensation Committee.  Therefore, from August 8, 2001 until October 11, 2001, our Compensation Committee consisted of Uri Landesman, Eric Loeffel and Panna Sharma.  On October 11, 2001, the Board elected Mark McManigal to our Compensation Committee.  As noted above, Mr. McManigal is a Partner of The Edgewater Funds, a private equity and venture capital fund which holds a significant number of shares of our common stock and holds a significant amount of our outstanding secured convertible debt.  Information concerning Mr. McManigal’s relationship with The Edgewater Funds is set forth under Item 13 under the heading “Certain Relationships and Related Transactions” and under Item 12 under the heading “Security Ownership of Certain Beneficial Owners and Management,” which information is incorporated herein by reference.  From October 11, 2001 until November 20, 2001, our Compensation Committee consisted of  Uri Landesman, Eric Loeffel, Panna Sharma and Mark McManigal.  On November 20, 2001, Uri Landesman resigned.  Therefore, from November 20, 2001 until April 5, 2002, our Compensation Committee consisted of Eric Loeffel, Panna Sharma and Mark McManigal.  On April 5, 2002, Eric Loeffel resigned.  Therefore, our Compensation Committee currently consists of Panna Sharma, Mark McManigal and Richard Carter.

Executive Officers

In addition to Richard Carter, who is also a member of The Board of Directors, the Executive Officers of the Company currently consist of the following individuals:

Peter Davis  has served as our Executive Vice President of eSolutions since April 2002.   From February 2000 to April 2002,  Mr. Davis served as an Executive Vice President for us.  In April 1997, Mr. Davis co-founded the Growth Strategy Group, Inc., a marketing and communications consulting firm, which we acquired in March 2000.  Mr. Davis was Director of Marketing and Corporate Communications for AJ Contracting from January 1996 until March 1997.  Prior thereto, Mr. Davis was the owner and sole proprietor of Davis Media, Inc.

Rob Cohan  has served as our Executive Vice President of Enterprise Solutions Development since May 2001.  From May 1999 to May 2001 Mr. Cohan was EpicEdge’s Vice President of Public Sector.  From 1996 to 1999, Mr. Cohan was a founding partner of Dynamic Professional Services, an ERP implementation and public sector consulting company, which we acquired in May 1999.

 Mark Slosberg   has served as our Vice President of eSolutions since November 1999.  From 1987 to 1999, Mr. Slosberg was the founder and president of NET Information Systems, an e-business development and consulting firm.  We acquired NET Information Systems in November 1999.

Peter B. Covert  has served as our Principal Financial and Accounting Officer since December 2000. From 1998 to 2000, Mr. Covert held the position of CFO at publicly-traded Moore-Handley, Inc. (Nasdaq—MHCO) where he was a member of the senior management committee and responsible for all financial aspects of that company. From 1990 to 1998, Mr. Covert served as CFO and Group Controller at Industrial Distribution Group. He is a Certified Public Accountant.

Sam DiPaola  has served as the Vice President of Finance for EpicEdge since April 2000, though he has worked with us as a consultant since 1998, while Managing Director at Stanford Keene. From 1998 to 2000, he was a Managing Director at Stanford Keene, where he developed and closed M&A and financing transactions within the technology markets. From 1993 to 1998 he held several positions at Acterna Corporation, including sales, consulting and business development.

Section 16(a) Beneficial Ownership Reporting Compliance

             Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission.  Copies of all filed reports are required to be furnished to us pursuant to Section 16(a).  Based solely on the reports received by us and on written representations from reporting persons, we believe that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 2000, except as follows.  Carl Rose failed to file a Form 4 or Form 5 with respect to 2,500,000 shares of common stock that were transferred to Jenta Rose pursuant to a divorce decree.  Jenta Rose failed to file a Form 3 with respect to receiving these shares, the result of which made her a beneficial owner of more than ten percent (10%) of our common stock.  Sam Dipaola failed to file a Form 4 or Form 5 with respect to his sale of 6,660 shares of our common stock on December 14, 2001.

ITEM 11.               EXECUTIVE COMPENSATION

    The following table sets forth certain information regarding compensation we paid to our chief executive officer and our five most highly compensated executive officers other than our chief executive officer who each earned more than $100,000 during 2001. These executives are referred to as the named executive officers elsewhere in this report.

SUMMARY COMPENSATION TABLE

	ANNUAL COMPENSATION				LONG-TERM COMPENSATION
					AWARDS		PAYOUTS
NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	OTHER ANNUAL COMPEN- SATION ($)	RESTRICTED STOCK AWARD(S) ($)	SECURITIES UNDERLYING OPTIONS/SARS (#)	LTIP PAYOUTS ($)	ALL OTHER COMPEN- SATION ($)
Richard Carter (1) CEO	2001 2000 1999	151,410 118,360 87,803	— 30,000 600	— — —	— — —	— 95,111 15,000	— — —	— — —
Peter Davis (2) EVP, eSolutions	2001 2000	150,000 117,500	— 20,000	— —	— —	— 63,053	— —	— —
Rob Cohan (3) EVP, Enterprise Solutions Development	2001 2000 1999	135,000 125,000 71,019	— 45,625 15,600	41,020 2,996 —	— — —	— 45,000 20,000	— — —	— — —
Mark Slosberg (4) VP, eBusiness Solutions	2001 2000 1999	120,000 150,000 5,000	— — —	— — —	— — —	— 27,611 45,000	— — —	— — —
Peter B. Covert (5) Principal Financial and Accounting Officer	2001 2000	135,000 2,596	— —	— —	— —	— 75,000	— —	— —
Sam Dipaola (6) VP, Finance	2001 2000	151,000 99,333	— 18,875	— —	— —	— 214,704	— —	— —

(1)                                Richard Carter is currently CEO and accepted that position on 4/24/01. In 1999, $67,222.50 of the salary amount and the $600 bonus were paid by COAD for services rendered between 3/99—10/99 and $20,580 of the salary amount was paid by DASI.

(2)                                Peter Davis became an EpicEdge employee on 3/1/00.

(3)                                In 1999, $56,018.75 of the salary amount and the $15,600 bonus were paid by COAD for services rendered between 3/99—10/99 and $15,000 of the salary amount was paid by DASI.  Other Annual Compensation represents commissions paid on certain contracts.

(4)                                  Mark Slosberg became an EpicEdge employee on 12/01/99.  In 1999, $5,000 of the salary amount was paid by DASI.

(5)                                  Peter B. Covert became an EpicEdge employee on 12/11/00.

(6)                                Sam Dipaola became an EpicEdge employee on 4/15/00.

Change of Control Arrangements/Certain Employment Agreements

     Option Acceleration

          The terms of our 1999 Employee Stock Option Plan provide that in the event that we are merged or consolidated with another corporation and we are not the surviving corporation, or if we are liquidated or sell or otherwise dispose of all or substantially all of our assets while unexercised options remain outstanding under such plan, each outstanding option that is not assumed or replaced by the successor corporation will automatically accelerate in full and become immediately exercisable.

Employment Agreements with Named Executive Officers.

     We have entered into employment agreements with each of the named executive officers.  In general and except as provided below, each of the employment agreements with the named executive officers is substantially similar and provides for a salary, at-will employment and entitles the respective officer to the following perquisites:  (1) participation in our employee benefit plans, (2) reimbursement for all business travel and other out-of-pocket expenses reasonably incurred by the officer in the performance of his duties, and (3) other executive perquisites as determined by the Board.  Each of the agreements also provides that the respective officer’s employment with us is on an at-will basis, provided that if either party terminates the officer’s employment, such party must provide at least sixty (60) days advance written notice.   In any event, upon the termination of the officer’s employment with us for any reason other than for cause or resignation, the officer shall be entitled to receive as severance such officer's base salary for an additional sixty (60) days from the date of termination.  Otherwise, regardless of the reasons for termination, all of our obligations under the employment agreement, as amended, shall cease upon such termination, except our obligation to pay the officer’s base salary and provide the other benefits set forth in the agreement prorated through the date of such termination and to comply with any and all state and federal laws and regulations applying to any such benefits.  Each of the agreements also provides that during the respective officer’s term and for a six-month period thereafter, the officer shall not compete with the Company nor solicit any of its employees or customers.

Employment Agreement with Richard Carter.

In June of 1999, we entered into an employment agreement with Mr. Carter , which agreement was amended on April 16, 2002.  In addition to the above general terms, Mr. Carter’s employment agreement includes:

•          base salary of $151,410 per year.

•          no provision for severance upon his termination for any reason;

•          semi-annual review of all bonuses and annualized stock options;

•          21% of the Bonus Pool (as described below), subject to such pool’s final terms receiving Board approval and shareholder approval at the next shareholder meeting; and

•          a one-time stock option grant for 2,166,635 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described below), subject to such plan’s approval by the shareholders at the next shareholder meeting.

Employment Agreement with Rob Cohan.

    In June of 1999, we entered into an employment agreement with Mr. Cohan, which agreement was amended on April 16, 2002.  In addition to the above general terms, Mr. Cohan’s employment agreement includes:

•          base salary of $135,000 per year;

•          increases to his base salary and bonuses of up to $60,000 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

•          20.417% of the Bonus Pool (as described below), if it is approved; and

•          a one-time stock option grant for 2,106,451 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described below), subject to such plan’s approval by the shareholders at the next shareholder meeting.

    Employment Agreement with Mark Slosberg.

    In November of 1999, we entered into an employment agreement with Mr. Slosberg, which agreement was amended on April 16, 2002.   In addition to the above general terms, Mr. Slosberg’s employment agreement includes:

•          base salary of $120,000 per year;

•          increases to his base salary and bonuses of up to $60,000 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

•          8.75% of the Bonus Pool (as described below), if it is approved; and

•          a one-time stock option grant for 902,765 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described below), subject to such plan’s approval by the shareholders at the next shareholder meeting.

    Employment Agreement with Peter Davis.

    In February of 2000, we entered into an employment agreement with Mr. Davis, which agreement was amended on April 16, 2002.   In addition to the above general terms, Mr. Davis’ employment agreement includes:

•          base salary of $150,000 per year;

•          increases to his base salary and bonuses of up to $67,500 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

•          8.75% of the Bonus Pool (as described below), if it is approved; and

•          a one-time stock option grant for 902,765 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described below), subject to such plan’s approval by the shareholders at the next shareholder meeting.

    Employment Agreement with Peter B. Covert.

    On April 16, 2002, we entered into an employment agreement with Mr. Covert, which in addition to the above general terms, includes:

•          base salary of $135,000 per year;

•          increases to his base salary and bonuses of up to $67,500 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

•          7.583% of the Bonus Pool (as described below), if it is approved; and

•          a one-time stock option grant for 782,396 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described below), subject to such plan’s approval by the shareholders at the next shareholder meeting.

Employment Agreement with Sam DiPaola.

    In April of 2000, we entered into an employment agreement with Mr. DiPaola, which agreement was amended on April 16, 2002.   In addition to the above general terms, Mr. DiPaola’s employment agreement includes:

•          base salary of $151,000 per year;

•          increases to his base salary and bonuses of up to $75,000 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

•          a one-time stock option grant of 150,000 shares of our common stock to be issued pursuant to the 1999 Stock Option Plan;

•          reimbursement by us of any legal costs associated with his departure from his position with his former employer

•          an optional additional allotment of up to 67,000 shares of our common stock, at the discretion of our senior management, as a performance bonus by December 31, 2000

•          9.042% of the Bonus Pool (as described below), if it is approved; and

•          a one-time stock option grant for 932,857 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described below), subject to such plan’s approval by the shareholders at the next shareholder meeting.

     Summary of Bonus Pool

     In April of 2002, the Board voted to establish the EpicEdge, Inc. Bonus Plan (“Bonus Pool”) for the benefit of our management and employees.  The Bonus Pool is equal to 10% of the lesser of the aggregate funds available for distribution to the preferred and common shareholders or $20 million upon a liquidation event if the aggregate funds available for distribution to the preferred and common shareholders exceeds $12 million.  The bonus pool shall increase as the aggregate amount of funds available for distribution to the preferred and common shareholders increases, but shall not exceed 20% until the amount available for distribution to preferred and common shareholders is greater than $42 million.  After such amount available for distribution exceeds $42 million, the bonus pool shall be reduced by $150,000 for every $1 million available for distribution until the bonus pool is reduced to zero.   30% of any interest granted to individuals under the bonus plan vests on the date of the award and the remainder vests upon a liquidity event if the individual is employed by us prior to such liquidity event.  Provided, that, if an individual voluntarily resigns or is terminated for cause, all interests in the bonus pool granted to such individual will expire and be forfeited.  Similarly, if the individual is terminated for anything other than cause, all unvested interest in the bonus pool will terminate and be forfeited.  The bonus pool shall be reduced proportionately based upon the value received by the management and employees.  Percentages of the bonus pool will be allocated from time to time to management and employees of the Company at the discretion of the Chief Executive Officer as approved by the Board of Directors.  The bonus pool will be allocated in full upon a liquidity event.

     Summary of the 2002 Option Plan

General.  The Board of Directors has approved the 2002 Option Plan and will be submitting the plan to  our shareholders at the next annual meeting of our shareholders.  The purpose of the 2002 Option Plan is to attract and retain employees, directors and consultants upon whose judgment and efforts our success is dependent and to motivate these persons to contribute to our growth and profitability.  Under the 2002 Option Plan, employees may be granted incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, and employees, directors and consultants may be granted nonstatutory stock options.

Shares Subject to Option Plan.  A maximum of 10,371,311 of the authorized but unissued or reacquired shares of our common stock may be issued under the 2002 Option Plan.  If any outstanding option expires, terminates or is canceled, or if shares acquired pursuant to an option are repurchased by us at their original exercise price, the expired or repurchased shares are returned to the 2002 Option Plan and again become available for grant.  However, no more than 10,371,311 shares will be available under the 2002 Option Plan for issuance upon the exercise of incentive stock options, regardless of whether any of such shares are subsequently repurchased.  Appropriate adjustments will be made to the number of shares subject to the 2002 Option Plan, the share limit affecting incentive stock options, the grant limit (as described below) and the number of shares and exercise price under each outstanding option in the event of any stock dividend, stock split, reverse stock split, recapitalization or similar change in our capital structure.

Grant Limit.  The terms of the 2002 Option Plan include the grant limit, under which no employee or prospective employee may be granted options for more than 1,000,000 shares in any fiscal year.  The grant limit is intended to permit compensation received by certain executive officers in connection with options granted under the plan to qualify as performance-based compensation under section 162(m) of the Internal Revenue Code.  Performance-based compensation is not counted toward the limit on the amount of executive compensation that public companies are permitted to deduct for federal income tax purposes under Section 162(m).

Administration.  The 2002 Option Plan will be administered by the Board of Directors or a committee of the Board, which, in the case of options intended to qualify for performance-based compensation treatment under Section 162(m), must be comprised solely of two or more “outside directors” within the meaning of Section 162(m).  (For purposes of this discussion, the term “Board” refers to either the Board of Directors or such committee.)  Subject to the provisions of the 2002 Option Plan, the Board will determine the persons to whom options are to be granted, the number of shares to be covered by each option, whether an option is to be an incentive stock option or a nonstatutory stock option, the timing and terms of exercisability and vesting of each option, the purchase price and the type of consideration to be paid to us upon the exercise of each option, the time of expiration of each option, and all other terms and conditions of the options.  The Board may amend, modify, extend, cancel or renew any option, waive any restrictions or conditions applicable to any option, and accelerate, continue, extend or defer the exercisability or vesting of any option.  The 2002 Option Plan provides, subject to certain limitations, for indemnification by us of any director, officer or employee against all reasonable expenses, including attorneys’ fees, incurred in connection with any legal action arising from such person’s action or failure to act in administering the 2002 Option Plan.  The Board has the authority to interpret the provisions of the 2002 Option Plan and options granted thereunder, and any such interpretation by the Board will be binding.

Eligibility.  Options may be granted under the 2002 Option Plan to our employees, directors and certain consultants or to persons holding such positions with our parent or our subsidiary, if any.  In addition, options may be granted to prospective service providers in connection with written offers of employment, provided that no option may be exercised prior to such person’s commencement of service.  While any eligible person may be granted nonstatutory stock options, only employees may be granted incentive stock options.

Terms and Conditions of Options.  Each option granted under the 2002 Option Plan will be evidenced by a written agreement between us and the optionee, specifying the number of shares subject to the option and the other terms and conditions of the option, consistent with the requirements of the 2002 Option Plan.  Incentive stock options must have an exercise price that is not less than the fair market value of a share of our common stock on the date of grant, while nonstatutory stock options must have an exercise price that is not less than 20% of such fair market value.  However, any incentive stock option granted to a person who at the time of grant owns stock possessing more than 10% of the total combined voting power of all classes of our stock or any parent or subsidiary corporation of us (a “10% Shareholder”) must have an exercise price equal to at least 110% of the fair market value of a share of common stock on the date of grant.

The 2002 Option Plan provides that the option exercise price may be paid in cash, by check, by means of a promissory note for the amount in excess of the par value of the stock purchased if the optionee is an employee, by the assignment of the proceeds of a sale or loan with respect to some or all of the shares being acquired upon the exercise of the option, by tender, to the extent legally permitted, of shares of our common stock owned by the optionee having a fair market value not less than the exercise price, or by such other lawful consideration as may be approved by the Board.  No option may be exercised unless the optionee has made adequate provision for federal, state, local and foreign taxes, if any, relating to the exercise of the option, including, if permitted by us, through the optionee’s surrender of a portion of the option shares to us.

Options will become vested and exercisable at such times or upon such events and subject to such terms, conditions, performance criteria or restrictions as may be specified by the Board.  The maximum term of an option granted under the 2002 Option Plan is 10 years, provided that an incentive stock option granted to a 10% shareholder must have a term not exceeding five years.  An option generally will remain exercisable for three months following the optionee’s termination of service, unless such termination results from the optionee’s death or disability, in which case the option generally will remain exercisable for 6 months following termination, provided that in no case may an option be exercised after its expiration date.

Incentive stock options are not transferable by the optionee other than by will or by the laws of descent and distribution, and are exercisable during the optionee’s lifetime only by the optionee.  Nonstatutory stock options granted under the 2002 Option Plan may be assigned or transferred to the extent permitted by the Board and set forth in the option agreement.

Change in Control.  The 2002 Option Plan defines a “Change in Control” of us as any of the following events upon which our shareholders immediately before the event do not retain immediately after the event, in substantially the same proportions as their ownership of shares of our voting stock immediately before the event, direct or indirect beneficial ownership of a majority of the total combined voting power of our voting securities, including our successors or the corporation to which our assets were transferred: (i) a sale or exchange by the shareholders in a single or series of related transactions of more than 50% of our voting stock; (ii) a merger or consolidation in which we are a party; (iii) the sale, exchange or transfer of all or substantially all of our assets; or (iv) our liquidation or dissolution.  If a Change in Control occurs, the surviving, continuing, successor or purchasing corporation or other business entity or parent thereof may either assume our rights and obligations under outstanding options or substitute substantially equivalent options for such corporation’s stock.  Options that are not assumed, replaced or exercised prior to a Change in Control can terminate.

Termination or Amendment.  The 2002 Option Plan will continue in effect until the earlier of its termination by the Board or the date on which all shares available for issuance under the 2002 Option Plan have been issued and all restrictions on such shares under the terms of the 2002 Option Plan and the agreements evidencing options granted under the plan have lapsed, provided that all incentive stock options must be granted within 10 years following the date on which the Board adopted the 2002 Option Plan.  The Board may terminate or amend the 2002 Option Plan at any time.  However, without shareholder approval, the Board may not amend the 2002 Option Plan to increase the total number of shares of Common Stock issuable thereunder, change the class of persons eligible to receive incentive stock options, or effect any other change that would require shareholder approval under any applicable law, regulation or rule.  No termination or amendment may affect an outstanding option unless expressly provided by the Board, nor, in any event, may it adversely affect an outstanding option without the consent of the optionee, unless the amendment is required to preserve an option’s status as an incentive stock option or is necessary to comply with any applicable law, regulation or rule.

Stock Options

    Our 1999 Stock Option Plan for Employees provides for the issuance of an aggregate 7,500,000 shares of our common stock upon exercise of options granted under the plan. As of December 31, 2001, options to purchase an aggregate 1,891,282  shares of our common stock were outstanding under the plan.

Aggregated Option Exercises in 2001
and Year-End Option Values

			Number of Securities Underlying Unexercised Options at FY-End ($)		Value of Unexercised In-the-Money Options at FY-End ($)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Richard Carter	—	—	56,361	53,750	—	—
Peter Davis	—	—	42,220	20,833	—	—
Rob Cohan	—	—	32,083	32,917	—	—
Mark Slosberg	—	—	51,986	15,000	—	—
Peter B. Covert	—	—	25,000	50,000	—	—
Sam DiPaola	—	—	89,704	125,000	—	—

Compensation of Directors

     Non-employee directors are reimbursed for their reasonable travel expenses in attending meetings of our Board of Directors.  Both employee and non-employee directors are eligible to receive options under our 1999 Employee Stock Option Plan and our 2002 Stock Option Plan (as described above), if the latter is approved by our shareholders at the next shareholder meeting.  Directors who are also employees do not receive any additional compensation for their service on the Board of Directors.  In connection with our offering a position on our Board of Directors to John A. Svahn and Panna Sharma, each was issued a warrant to purchase 30,000 shares of our common stock at $.28 per share.  Additionally, beginning on April 25, 2002, each non-employee director will receive cash compensation of $1,000 per meeting for meetings which they attend in person.

Stock Price Performance Graph

The graph below compares the cumulative total return on our common stock with the cumulative total return of: (1) the S&P 500, (2) the S&P MidCap 400, and (3) a peer group comprised of 25 companies for the period from December 31, 1996 to December 31, 2001.  The comparison assumes that $100 was invested on December 31, 1996 in our Common Stock and in each of the comparison indices, and assumes reinvestment of dividends.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The following table and notes thereto set forth certain information regarding beneficial ownership of our common stock as of April 12, 2002 by (i) each person known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and officers as a group.

Name	Address	% of Voting Power	Common Stock
Edgewater — Fleck Group(1)	900 North Michigan Ave, 14th Floor Chicago, IL 60611	52.95%	9,636,400
Edgewater Private Equity Fund III, LP(1) (2)	900 North Michigan Ave, 14th Floor Chicago, IL 60611	46.63%	8,486,400
Mark McManigal(1) (2)	900 North Michigan Ave, 14th Floor Chicago, IL 60611	46.63%	8,486,400
Carl R. Rose(1)(3)	3200 Wilcrest # 370 Houston, TX 77042	28.83%	6,285,400
Jenta Rose(1)	1013 Oak Knoll Court Sugar Land TX 77478	13.74%	2,500,000
Bahram Nour-Omid(4)	289 Greenwich Ave Greenwich, CT 06830	8.05%	1,585,750
Fleck(1) (5)	289 Greenwich Ave Greenwich, CT 06830	6.32%	1,150,000
Charles H. Leaver, Jr. (1) (6)	3200 Wilcrest #370 Houston, TX 77042	2.79%	513,033
Mark Slosberg (7)	5601 6th Ave South #600 Seattle, WA 98108	2.21%	404,236
Sam DiPaola (8)	400 E Pratt St, 8th Floor Baltimore, MD 21202	1.46%	267,044
Richard Carter (9)	5508 Hwy 290, West 3rd Floor Austin, TX 78735	1.05%	190,861
Peter Davis (10)	315 Hudson St, 9th Floor New York, NY 10013	1.04%	189,053
Rob Cohan(11)	5508 Hwy 290, West 3rd Floor Austin, TX 78735	*	165,583
John Paul DeJoria(1) (12)	9701 Wilshire Blvd. Suite 1205 Beverly Hills, CA 90212	*	100,000
Gerald Allen(1) (13)	P.O. Box 3454 D Las Vegas, NV 89133	*	100,000
Peter Covert(14)	5508 Hwy 290, West 3rd Floor Austin, TX 78735	*	47,000
Panna Sharma(15)	1920 Ardmore Road Atlanta, GA 30309	*	30,000
John Svahn(16)	P.O. Box 62 Chester, MD 21619	*	30,000
Patrick Loche(17)	5100 Westheimer, Suite 115 Houston, TX 77056	*	0
Officers and Directors as a Group (10 persons)(1)-(3),(7)-(11),(14-16)		63.92%	14,322,210

*                                Less than 1%.

(1)

Pursuant to a Voting Agreement dated April 16, 2002, by and among Edgewater, Fleck, Charles Leaver, Gerald Allen, John Paul DeJoria, Kelly Knake, Jenta Rose and Carl Rose, all of such parties agreed to vote all of their shares in favor of the approval of our recent financing transactions and for certain directors.  In addition, Edgewater was given an irrevocable proxy to vote the shares of all of the parties to the Voting Agreement other than Fleck.

(2)

Edgewater with voting control by Jim Gordon — Does note include 14,493,679 shares of common stock which may be issuable upon the conversion of shares of Series A and Series B Preferred Stock which shares of Preferred Stock vote on an as converted basis and are issuable upon the conversion of the outstanding principal and interest on promissory notes in the aggregate principal amount of $5,850,000.  The promissory notes are only convertible into shares of Preferred Stock upon the approval by our shareholders of our recent financing transactions.  The total number of shares issuable upon conversion of the notes includes approximate interest through the end of June 2002.Edgewater is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.  As a result of the irrevocable proxy given to Edgewater in the Voting Agreement the number of shares listed as beneficially owned by Edgewater includes 339,700 shares of common stock owned by Charles Leaver, 100,000 shares of common stock owned by Gerald Allen, 100,000 shares of common stock owned by John Paul DeJoria, 311,300 shares of common stock owned by Kelly Knake (one of our former officers), 2,500,000 shares of common stock owned by Jenta Rose and 2,685,400 shares of common stock owned by Carl Rose.

(3)

Carl Rose — Includes convertible notes of $900,000 which are convertible at $.25 per share into 3,600,000 shares.  Mr. Rose is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.

(4)

Bahram Nour-Omid — Includes a warrant to purchase 1,000,000 shares of common stock with an exercise price of $.01 exercisable at anytime and a convertible note with an outstanding balance convertible into 442,000 shares of common stock convertible anytime.  Also includes 57,500 shares of common stock owed to Mr. Nour-Omid as part of his compensation for services as a director.  Mr. Nour-Omid is no longer a director.

(5)

Fleck — Represents Fleck T.I.M.E. Fund, Fleck Family Partnership and Fleck T.I.M.E Overseas Fund  — Does note include 4,930,098 shares of common stock which may be issuable upon the conversion of shares of Series A and Series B Preferred Stock which shares of Preferred Stock vote on an as converted basis and are issuable upon the conversion of the outstanding principal and interest on promissory notes in the aggregate principal amount of $2,650,000.  The promissory notes are only convertible into shares of Preferred Stock upon the approval by our shareholders of our recent financing transactions.  The total number of shares issuable upon conversion of the notes includes approximate interest through the end of June 2002.Fleck is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.

(6)

Charles H. Leaver — Includes 173,333 options with an exercise price of $5.00 per share.  Mr. Leaver is included in the table because he is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.

(7)

Mark Slosberg — Includes 30,000 options with an exercise price of $7.563 per share; 14,111 options with an exercise price of $1.063 per share; 10,125 options with an exercise price of $1.063 per share; and  350,000 shares held under the name Hanging Valley Enterprises, Inc. (f/k/a Net Information Systems).  Does not include 902,765 shares of common stock underlying options to be granted under our 2002 Stock Option Plan to Mr. Slosberg at the fair market value on the date of grant pursuant to an amendment to his employment agreement which are subject to shareholder approval.

(8)

Sam DiPaola — Includes 4,704 options with an exercise price of $1.063 per share; 100,000 options with an exercise price of $13.375 per share and 45,000 options with an exercise price of $1.063 share.  Does not include 932,857 shares of common stock underlying options to be granted under our 2002 Stock Option Plan to Mr. DiPaola at the fair market value on the date of grant pursuant to an amendment to his employment agreement which are subject to shareholder approval.

(9)

Richard Carter — Includes 68,120 shares of common stock owned by his wife, 10,000 options with an exercise price of  $13.938 per share; 14,111 options with an exercise price of $1.063 per share; 15,750 options with an exercise price of $1.063 share and 20,000 options with an exercise price of $16.50 per share.Does not include 2,166,635 shares of common stock underlying options to be granted under our 2002 Stock Option Plan to Mr. Carter at the fair market value on the date of grant pursuant to an amendment to his employment agreement which are subject to shareholder approval.

(10)

Peter Davis — Includes 68,120 shares of common stock owned by his wife, 13,053 options with an exercise price of  $1.063 per share and 37,500 options with an exercise price of $1.063 per share.  Does not include 902,765 shares of common stock underlying options to be granted under our 2002 Stock Option Plan to Mr. Davis at the fair market value on the date of grant pursuant to an amendment to his employment agreement which are subject to shareholder approval.

(11)

Rob Cohan — Includes 13,333 options with an exercise price of  $3.25 per share; 11,250 options with an exercise price of 1.063 per share and 10,000 with an exercise price of $16.50 per share.  Does not include 2,106,451 shares of common stock underlying options to be granted under our 2002 Stock Option Plan to Mr. Cohan at the fair market value on the date of grant pursuant to an amendment to his employment agreement which are subject to shareholder approval.

(12)

John Paul DeJoria — Does note include 1,730,310 shares of common stock which may be issuable upon the conversion of shares of Series B Preferred Stock which shares of Series B Preferred Stock vote on an as converted basis and are issuable upon the conversion of the outstanding principal and interest on promissory notes in the aggregate principal amount of $400,000.  The promissory notes are only convertible into shares of Series B Preferred Stock upon the approval by our shareholders of our recent financing transactions.  The total number of shares issuable upon conversion of the notes includes approximate interest through the end of June 2002.Mr. DeJoria is included in the table because he is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.

(13)	Gerald Allen — Mr. Allen is included in the table because he is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.
(14)

Peter Covert — Includes 25,000 options with an exercise price of $.688 per share.  Does not include 782,396 shares of common stock underlying options to be granted under our 2002 Stock Option Plan to Mr. Covert at the fair market value on the date of grant pursuant to an amendment to his employment agreement which are subject to shareholder approval.

(15)	Panna Sharma — Comprised of 30,000 warrants with an exercise price of $.28.
(16)	John Svahn — Comprised of 30,000 warrants with an exercise price of $.28.
(17)

Patrick Loche — Does not include 1,062,000 shares of common stock which may be issuable upon the conversion of shares of Series B Preferred Stock which shares of Series B vote on an as converted basis and are issuable upon the conversion of the outstanding principal and interest on a promissory note in the principal amount of $250,000.  The promissory note is only convertible into shares of Series B Preferred Stock upon the approval by our shareholders of our recent financing transactions.  The total number of shares issuable upon conversion of the note includes approximate interest through the end of June 2002.Mr. Loche is included in the table because he is a member of the Edgewater — Fleck Voting Group described in footnote (1) of this table.

ITEM 13.               CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                In July 2000, we completed a $5,000,000 convertible debt offering (“July Convertible Notes”) with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.  The July Convertible Notes bear annual interest at 9.5%.  Principal and interest was originally due on December 31, 2000.  On July 20, 2001, we reached an agreement related to the July Convertible Notes, under which the maturity date was extended to August 1, 2002.  Originally the conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002.  On April 16, 2002, with a closing date of April 15, 2002, we completed these renegotiations.  Under the new terms, subject to shareholder approval, the principal and accrued interest ($685,000 at December 31, 2001) underlying the July Convertible Notes are required to be exchanged into Series A Convertible Preferred Stock (“Series A Preferred Stock”) with a stated par value of approximately $5.8 million dollars.  These new terms also include a waiver of the $500,000 penalty.

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

In September 2000, we loaned Jeff Sexton, then interim Chief Executive Officer, $60,000 with a term of nine (9) months at an interest rate equal to 100% of the short term Applicable Federal Rate.  On May 9, 2001, we agreed to accept the return of options to purchase 450,000 shares of our common stock as full and final satisfaction of the $60,000 loan and accrued interest.

In November 2000, our Chairman and principal shareholder loaned $900,000 to us in the form of convertible notes (the “November Notes”).  The November Notes bore annual interest at the rate of 8%, were convertible at the lenders’ option at $.50 per share and were scheduled to mature on December 31, 2001.  The lender had the option to demand repayment of the November Notes within 30 days after the IPS sale; however, the lender made no such demand.  In August 2001, we renegotiated the terms of the November Notes (the “Amended November Notes”) that extended the maturity date to December 1, 2002 and increased the conversion feature to $1.00 per share, convertible at the lender’s option.  Furthermore, if the Amended November Notes were not paid at the new maturity date, the lender, at his sole discretion, could have converted the notes at $0.50 per share, demanded payment or further extended the maturity date until December 1, 2003.  Finally, if the Amended November Notes were not paid at the new extended maturity date, the lender, at his sole discretion, could have converted the notes at $0.25 per share, demanded payment or further extended the maturity date until December 1, 2004.  In exchange for the extension, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.  On April 16, 2002, with a closing date of April 15, 2002, in conjunction with the financing discussed in the New Convertible Notes below, we renegotiated the terms such that the Amended November Notes still bears an annual interest at the rate of 8%, is convertible at the lenders’ option into our common stock at $.25 per share and matures on December 31, 2004.

In connection with the original issuance of the November Notes in November 2000, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share.  In connection with the renegotiation of the November Notes in 2001, the shareholder forfeited his rights to the 2,000,000 warrants to purchase common stock.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Notes”), both of which formerly served on our Board of Directors.  The December Notes are convertible at the lenders’ option at $.50 per share.  The December Notes bear interest at 8% per annum and originally matured on December 31, 2001.  In connection with the December Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share.  Of these December Notes, the holders of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003.  On April 16, 2002, we renegotiated this portion of the December Notes so that it will convert into Series A Preferred Stock upon receipt of the requisite shareholder approvals (see above).  The holder of the remaining $500,000 had demanded payment and, on April 12, 2002, we completed the renegotiations on this remaining portion of the December Notes.  Under the new terms, we are to pay the note holder $300,000 in April 2002 and the remaining balance of $200,000 plus any accrued and unpaid interest is to be paid on or before January 31, 2003.

In June 2001, we began negotiations with Fleck T.I.M.E. Fund, L.P., John Paul DeJoria, Patrick Loche and certain other of our existing shareholders and convertible debt holders,  for additional funding.  Although the final documents were not executed until April 2002, we received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes.  We also received additional funding of $860,000 under these promissory notes in February and early March 2002.  On April 16, 2002, the terms were finalized on these convertible notes.  The total amount to be received under these new convertible notes (the “New Convertible Notes”) is a minimum of $2,650,000, $1,910,000 of which we received in December 2001, and February and March 2002 as described above. Under the terms of the Note and Preferred Stock Purchase Agreement (the “Purchase Agreement”), the investors can invest up to an additional $1,850,000 for a maximum investment under the Purchase Agreement of $4,500,000 at their discretion. The New Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%. The New Convertible Notes cannot be converted, pursuant to their terms, unless and until we receive the requisite shareholder approvals. Upon such approval, all but $600,000 of the outstanding balance on these New Convertible Notes, including any accrued and unpaid interest, shall be converted into shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”). The additional $600,000 may be converted at the option of the holder. Under the Purchase Agreement, an Event of Default will have occurred in the event we fail to obtain shareholder approval on or before June 30, 2002. Upon such an Event of Default, the investors in the New Convertible Notes would have the option of declaring such notes due and payable immediately.

                The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of our liquidation, dissolution or winding up, the holders thereof shall be entitled to receive, at their option, either (a) in preference to the holders of our common stock and on a pro-rated pari passu basis with the Series A Preferred Stock (see below) an amount equal to 2.75 times the stated value if a liquidation event occurs within 24 months.  If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value.  In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed net equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value.  A merger, acquisition or sale of all or substantially all of our assets in which our shareholders do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a liquidation.

On April 16, 2002, we received a commitment (the “Commitment”) in the form of a letter agreement with Edgewater Private Equity Fund III, L.P. (“Edgewater”) to invest up to an additional $1,360,000 either pursuant to the terms of the Purchase Agreement or pursuant to a new agreement for the purchase of secured promissory notes that are convertible into a new preferred stock. This new preferred stock would have a liquidation preference equal to 3 times its purchase price and would be senior with respect to liquidation preference to the all other securities described in the Purchase Agreement. Any additional financing pursuant to that which is described above is contingent upon the following: (a) there being (i) no material adverse change in our financial condition, business, operating results, operations, business prospects or property, as measured against our Board of Directors’ current operating plan (a “Material Adverse Change”), or (ii) no default or event of default under the Purchase Agreement (a “Default”). To the extent that there is a Material Adverse Change or a Default, prior to the financing described above, Edgewater shall not be obligated to provide us with any of the amounts described above; (b) Board approval in advance of the financing; and (c) the execution of definitive documents, which shall contain in detail the terms described above and shall also contain other rights, including, without limitation, registration rights, protective provisions, information rights and events of defaults and remedies on essentially the same terms described in the Purchase Agreement. In the event we are not able to execute on our current operating plan or a Material Adverse Change occurs as described in the Commitment, we may not be able to get any additional funding from Edgewater.

Additionally, in connection with the April 16, 2002 debt financing, Fleck T.I.M.E. Fund, L.P. agreed to cancel its warrant to purchase 2,000,000 shares of our common stock issued on December 1, 2000.

  Pursuant to a Share Return Agreement, dated August 29, 2001, that we entered into with each of Kelly Knake, Charles Leaver and Carl Rose, Mr. Knake agreed to return to us 351,700 shares of common stock, Charles Leaver agreed to return to us 880,510 shares of common stock, and Carl Rose agreed to return to us 9,085,101 shares of common stock.  All of such shares have been cancelled.

                Impac Systems sublets a portion of our Houston office space and has also assumed ownership of certain plant assets previously belonging to us in its Houston office.  In connection with such dealings, Impac Systems also hired certain former Company sales and administrative staff.  Impac Systems is owned by Carl Rose.  We currently intend to enter into an assignment agreement, and are awaiting the landlord’s approval thereof, whereby Carl Rose will assume the lease and all liabilities, past present and future, associated therewith.

PART IV

ITEM 14.                                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

EpicEdge, Inc 5508 Two Ninety West Suite 300 Austin, Texas, 78735  Attention: Sam DiPaola Vice President of Finance

(a)           The following documents are filed as part of this report:

                1.             Financial Statements

Independent Auditors’ Report

Balance Sheets at December 31, 2001 and 2000

Statements of Operations for the years ended December 31, 2001, 2000 and 1999

Statements of Shareholders’ Equity for the years ended December 31, 2001, 2000 and 1999

Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

                2.             Financial Statement Schedule

Independent Auditors’ Report

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

2.13(17)	Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc. and Net Information Systems, Inc.
3.1 (24)	Articles of Incorporation filed with the Texas Secretary of State on June 5, 1979
3.2 (24)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on December 7, 1989
3.3 (24)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on March 11, 1997
3.4 (4)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on April 12, 1999
3.5 (18)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on March 16, 2000
3.6 (20)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on June 30, 2000
3.7 (24)	Amended and Restated Bylaws
4.1 (24)	Specimen Stock Certificate
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

4.5 (11)	Registration Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
4.6 (24)	Warrant Certificate issued by Design Automation Systems, Inc. to Aspen Finance Group on February 18, 2000
4.7 (24)	Form of Warrant issued by Design Automation Systems, Inc. to Robert Maddocks for 25,000 shares of our Common Stock and to Robert Heller for 15,000 shares of our Common Stock on March 20, 2000
4.8 (24)	Warrant to Purchase Common Stock issued by the Company to Reliant Energy, Inc. on April 30, 2000
4.9 (24)	Warrant issued by the Company to Nicholas L. Reding on May 25, 2000
4.10 (24)	Form of Warrant issued by the Company to Fleck T.I.M.E. Fund, LP for 2,000,000 shares of our Common Stock and to Bahram Nour-Omid for 1,000,000 shares of our Common Stock
4.11(24)	Form of Warrant issued by the Company to each of Carl Rose and Eric Loeffel, each for 30,000 shares of our Common Stock, on July 31, 2001
4.12 (24)	Warrant Agreement issued by the Company to Brewer & Pritchard, P.C. on May 15, 2001
4.13 (24)	Form of Convertible Note issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000
4.14 (24)

Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000

4.15 (24)	Form of Convertible Note issued by the Company on December 1, 2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000
4.16 (24)	June 21, 2001 Letter Agreement by and between the Company, John Paul DeJoria and Patrick Loche, as amended on February 7, 2002

4.17 (24)	Secured Promissory Note, dated February 19, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P.
4.18 (24)	Subordination Agreement, dated February 19, 2002, by and between Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access
4.19 (24)	Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.20 (24)	Trademark and License Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.21 (24)	Substitute Secured Promissory Note, dated March 5, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P.
4.22 (24)	First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.23 (24)	First Amendment to Trademark and License Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
4.24 (24)

Amendment No. 1 to Shareholders’ Agreement, dated June 21, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC, Gerald C. Allen, and John Paul DeJoria.

4.25 (24)

Form of Convertible Promissory Note issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal sum of $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000

4.26 (24)	Form of Amendment to Convertible Promissory Note, dated July 20, 2001, by and between each of Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP
4.27 (24)	Note and Preferred Stock Purchase Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP, John Paul DeJoria and Patrick Loche
4.28 (24)

Form of Substitute Secured Convertible Promissory Note, dated April 16, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $1,600,000, to John Paul DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $400,000

4.29 (24)	Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders
4.30 (24)	Subordination Agreement, dated April 16, 2002, by and between Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access
4.31 (24)	Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders
4.32 (24)	Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
4.33 (24)	Waiver Letter, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties
4.34 (24)

Termination Agreement, dated April 16, 2002, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP

4.35 (24)	Transaction Agreement, dated April 16, 2002, by and between the Company and Carl Rose
4.36 (24)	Transaction Agreement, dated April 16, 2002, by and between the Company and John Paul DeJoria
4.37 (24)	Transaction Agreement, dated April 16, 2002, by and between the Company and Patrick Loche
4.38 (24)	Transaction Agreement, dated April 16, 2002, by and between the Company and Fleck T.I.M.E. Fund, LP
4.39 (24)	Amendment to Promissory Note, dated April 16, 2002, by and between the Company and Carl Rose
4.40 (24)

Voting Agreement, dated Aprilc 16, 2002, by and between Carl Rose, Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E. Fund, LP

10.1 (4)	1999 Stock Option Plan

10.2 (2)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Carl Rose
10.3 (2)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Charles Leaver
10.4 (5)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Kelly Knake
10.5 (2)	Lease Agreement, dated August 29, 1995, by and between MXM Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation Systems, Inc.
10.6 (2)	HP Indirect Reseller Application, dated September 4, 1998, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Hall-Mark Computer Products
10.7 (2)	HP Distributor Authorized Reseller DAR Application Short Form, dated November 21, 1997, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Client Systems, Inc.
10.8 (2)	Indirect Value Added Reseller Agreement, dated July 10, 1992, by and between Design Automation Systems, Inc. and Sun Microsystems Computer Corporation
10.9 (2)	IBM Business Partner Agreement for Solution Providers, dated October 6, 1998
10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation
10.11 (2)	Line of Credit with FINOVA Capital Corporation, dated July 25, 1996
10.12 (9)	Agreement for Services, dated October 5, 1999, by and between Design Automation Systems, Inc. and Optimization Group, LLC
10.13 (12)	Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access
10.14 (12)	Sun Channel Agreement Master Terms, dated February 1, 2000, by and between the Company and Sun Microsystems, Inc.
10.15 (12)	Lease, dated December 7, 1998, by and between Ferrari Partners, L.P. and Connected Software Solutions, LLC for office space in Franklin, Tennessee
10.16 (12)	Sun Trademark and Logo Policies, dated August 1997
10.17 (12)	HP Authorized Reseller Agreement
10.18 (12)	IBM Business Partner/Solutions Provider Agreement
10.19 (12)	HP Agreement for Authorized Solutions Direct Resellers
10.20 (12)	Lease Agreement for Office Space, dated March 8, 2000, by and between John McArdle, Jr. and the Company for office space in Austin
10.21 (12)	Texas Association of Realtors Commercial Lease, dated January 1, 1999, by and between COAD Solutions, Inc. and CONTI Building Ltd. for office space in Lakeway, Texas
10.22 (12)	Assignment and Assumption of Lessee’s Interest and Lessor’s Consent, dated December 9, 1999, by and between Bay West Design Center, LLC and the Company for office space in Seattle
10.23 (12)	Standard Office Lease for COAD Solutions, Inc., dated January 8, 1999, by and between Clayton Investors Associates LLC and COAD Solutions, Inc. for office space in St. Louis
10.24 (12)	Line of Credit with FINOVA Capital Corporation, dated December 29, 1999
10.25 (14)	Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
10.26 (14)	Employment Agreement, dated April 1, 1999, by and between COAD Solutions, Inc. and Jeff Sexton
10.27 (14)	Common Stock Warrant Purchase Agreement, dated December 29, 1999, by and between the Company and FINOVA Capital Corporation
10.28 (15)	Form of Convertible Note
10.29 (14)	Common Stock Purchase Warrant issued by the Company to FINOVA Capital Corporation on December 29, 1999
10.30 (15)	Form of Warrant
10.31 (21)	Termination of Employment Agreement, dated September 29, 2000, by and between the Company and Charles Leaver
10.32 (2)	First Amendment of Lease, dated June 16, 1998, by and between Transwestern Westchase III, L.P., successor in interest to MXM Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation Systems, Inc.
10.33 (19)

Stock Purchase Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,  Gerald C. Allen, and John Paul DeJoria

10.34 (20)	2000 Employee Stock Purchase Plan
10.35 (11)	Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
10.36 (22)	Form of Consent to Settlement of Claim
10.37 (23)	Share Return Agreement, dated August 29, 2001, by and between the Company, Carl Rose, Charles Leaver and Kelly Knake
10.38 (24)	Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center, LLC
10.39 (24)

Office Lease Agreement, dated October 4, 2000, by and between the Company and ASC Management, Inc., as revised on September 14, 2001 and as modified on September 18, 2001 and again on March 28, 2002 for office space in Austin, Texas

10.40 (24)	Form of Letter Agreement terminating Tennessee Office Space Lease, dated March 26, 2002
10.41 (24)	Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III, L.P.
10.42 (24)	Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Richard Carter
10.43 (24)	Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Robert Cohan
10.44 (24)	Employment Agreement, dated November 30, 1999, by and between COAD Solutions, Inc. and Mark Slosberg
10.45 (#)	Employment Agreement, dated April 15, 2000, by and between the Company and Sam Dipaola
10.46 (24)	Employment Agreement, dated February 28, 2000, by and between Design Automation Systems, Inc. and Peter Davis
10.47 (#)	Employment Agreement, dated April 16, 2002, by and between the Company and Peter B. Covert
10.48 (#)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter
10.49 (#)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan
10.50 (#)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg
10.51(#)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam Dipaola
10.52 (#)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis
21.1 (24)	List of Subsidiaries of the Registrant
23.1 (24)	Independent Auditors’ Consent

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

(24)                            Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002 and incorporated herein by reference.

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

EPICEDGE, Inc.

Dated April 30, 2002	By:	/s/ RICHARD CARTER
RICHARD CARTER
CEO