Form 10-Q
period 2002-03-31
EPICEDGE INC
filed 2002-05-20
CIK 313041

UNITED STATES SECURITIES AND EXCHANGE COMISSION

Washington, D.C. 20549

Form 10-Q

☒                                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-15493

EPICEDGE, INC.

Formerly Known as Design Automation Systems, Inc.

(Exact name of Registrant as specified in its charter)

TEXAS	75-1657943
(State or other jurisdiction of	(IRS Employer Identification Number)
Incorporation or organization)

5508 Hwy. Two Ninety West, Suite 300

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

☒ Yes   ☐ No

The number of shares of common stock of the Registrant outstanding at May 8, 2002 was 18,200,336.

EPICEDGE, INC.

FORM 10-Q

FOR THE QUARTER ENDED March 31, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

EPICEDGE, INC.

CONDENSED BALANCE SHEETS

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$418,000	$256,000
Trade receivables, net of allowance for doubtful accounts of $580,000 and $505,000, respectively	1,072,000	1,803,000
Contracts in progress	340,000	178,000
Prepaid insurance	477,000	62,000
Other prepaid expenses and current assets	192,000	139,000
Total current assets	2,499,000	2,438,000

PROPERTY AND EQUIPMENT — Net	1,248,000	1,507,000

GOODWILL	460,000	460,000

OTHER ASSETS	204,000	188,000

TOTAL	$4,411,000	$4,593,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

Convertible notes payable to stockholders — current portion	$6,500,000	$5,300,000
Notes payable	1,375,000	1,573,000
Accounts payable	1,647,000	2,073,000
Accrued expenses and other current liabilities	2,229,000	2,005,000

Total current liabilities	11,751,000	10,951,000

LONG TERM LIABILITIES:

Convertible notes payable to stockholders — less current portion	2,868,000	3,208,000

STOCKHOLDERS’ EQUITY (DEFICIENCY):
Common stock, par value $.01; 50,000,000 shares authorized; 29,262,396 shares issued and 18,200,336 shares outstanding in 2002 and 2001	293,000	293,000
Common stock warrants	6,670,000	6,670,000
Additional paid-in capital	76,620,000	76,620,000
Treasury stock, at cost, 11,062,060 shares in 2002 and 2001	(3,503,000)	(3,503,000)
Accumulated deficit	(90,288,000)	(89,646,000)

Total stockholders’ equity (deficiency)	(10,208,000)	(9,566,000)

TOTAL	$4, 411,000	$4,593,000

See notes to condensed financial statements.

EPICEDGE, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2002	2001

PROFESSIONAL SERVICES REVENUES	$3,427,000	$3,138,000

COST OF REVENUES	2,269,000	2,423,000

GROSS PROFIT	1,158,000	715,000

OPERATING EXPENSES:
Selling, general and administration	643,000	977,000
Compensation and benefits	669,000	1,969,000
Depreciation	270,000	234,000
Goodwill amortization and impairment	—	1,218,000
Total operating expenses	1,582,000	4,398,000

OPERATING LOSS	(424,000)	(3,683,000)

OTHER INCOME (EXPENSE):
Debt discount amortization		(600,000)
Interest expense	(246,000)	(81,000)
Other	1,000	6,000
	(245,000)	(675,000)

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM	(669,000)	(4,358,000)

EXTRAORDINARY ITEM
Gain on debt restructuring	27,000	75,000

NET LOSS	$(642,000)	$(4,283,000)
Loss per share — basic and diluted:
Continuing operations	$(0.04)	$(0.15)
Extraordinary item	—	—
Net loss	$(0.04)	$(0.15)

Weighted Average Shares Outstanding	18,200,336	29,084,008

See notes to condensed financial statements.

EPICEDGE, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2002	2001
Operating Activities:

Net loss from continuing operations	$(669,000)	$(4,358,000)
Non-cash items in net loss:
Depreciation and amortization	270,000	234,000
Goodwill amortization and impairment	—	1,218,000
Debt discount amortization	—	600,000
Changes in operating assets and liabilities:
Accounts receivable, net	731,000	486,000
Prepaid and other assets	(646,000)	(76,000)
Accounts payable	(399,000)	(183,000)
Accrued expenses and other liabilities	224,000	(814,000)

Net cash used in operating activities	(489,000)	(2,893,000)

Investing Activities:

Purchase of property and equipment	(11,000)	(257,000)
Cash from sale of subsidiary	—	5,700,000

Net cash (used in) provided by investing activities	(11,000)	5,443,000

Financing Activities:

Proceeds from the issuance of convertible debt	860,000	—
Repurchase of common stock, net		(141,000)
Repayment of debt	(198,000)	(2,474,000)

Net cash provided by (used in) financing activities	662,000	(2,615,000)

(Decrease) Increase in cash and cash equivalents	162,000	(65,000)

Cash and cash equivalents, beginning of period	256,000	1,435,000

Cash and cash equivalents, end of period	$418,000	$1,370,000

See notes to condensed financial statements.

EPICEDGE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.             Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared by EpicEdge, Inc.(the “Company” or “EpicEdge”) pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K. The accompanying condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.             Amortization of Goodwill and Other Purchased Intangible Assets

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, goodwill, with balances of $460,000 at March 31, 2002, and intangibles with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

The Company assessed the carrying value of its goodwill in the first quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required at March 31, 2002.

The Company’s net loss on a pro forma basis, assuming the cessation of goodwill amortization as required under SFAS No. 142 had been in effect form January 1, 2001 is as follows:

	Three Months ended March 31,
	2002	2001
	(Unuadited)
Reported net loss	$(642,000)	$(4,283,000)
SFAS No. 142 adjustment	—	1,218,000
Pro forma net loss	$(642,000)	$(3,065,000)

Pro forma net loss per share	$(0.04)	$(0.11)

3.             Financial Restructuring and Related Matters

In February 2001, the Company adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization.

In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, the Company could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy the Company’s obligations to the unsecured creditors. Substantial payments were made to the unsecured creditors of the Company during 2001 in accordance with the Plan. The remaining balance of $1,049,000 will be paid quarterly at four (4%) percent of the original balance over the next two and one-half (2 ½) years, unless the remaining unsecured creditors agree to a lesser amount over a shorter time. Based upon the payables satisfied by payments made under the Plan, the Company recognized an extraordinary gain from this restructuring of $27,000 in the first quarter 2002.

In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

In June 2001, the Company began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see above), pay or renegotiate legacy expenses, and provide working capital to execute on the current operating plan of the Company. Although the final documents were not executed until 2002, the Company received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (see Note 4). The Company received additional funding of $860,000 under the June Notes in February and early March 2002. In addition, in April and May 2002, the Company received an additional $1,240,000 under the June Notes. On April 16, 2002, the terms were finalized on these convertible notes, subject to stockholder approval. The total amount to be received under these new convertible notes is a minimum of $2,650,000 ($3,150,000 of which has been received as of May 2002) up to a maximum of $4,500,000. Until converted, these June Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%. These notes, consisting of the outstanding balance, plus any accrued interest, are required to be exchanged into shares of Series B Convertible Preferred Stock (see Note 4).

Additional features of the June Convertible Notes are that they are secured, until converted, by all investments, accounts receivable, inventory and property, subject only to a first lien (see Note 4) and they carry with them demand registration rights.

Also on April 16, 2002, the terms of $5,000,000 July Convertible Notes with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. were renegotiated. Under the new terms of the $5,000,000 July Convertible Notes, the principal and accrued interest are required to be exchanged into Series A Convertible Preferred Stock (see Note 4) with a stated par value of approximately $5.8 million, subject to receiving stockholder approval.

Additionally, on April 16, 2002, the principal and accrued interest on $1,000,000 of the December Convertible Notes (see Note 4) are also required to be converted into Series A Preferred Stock, and 2,000,000 of the warrants issued along with the December Convertible Notes are to be relinquished. Also the holder of the $1,000,000 of the December Convertible Notes waived any defaults and all events of default under that agreement.

In conjunction with and as one of the conditions that needed to be fulfilled prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Note be renegotiated.  On April 16, 2002, the Company renegotiated the November Convertible Note, as amended, such that the new terms are that the November Convertible Note bears an annual interest at the rate of 8%, are convertible at the lenders’ option into the Company’s common stock at $.25 per share and matures on December 31, 2004. In addition, the promissory notes required that the note holder relinquish the 2,000,000 warrants that were issued along with the November Convertible Note and that the Company enter into a share return agreement with three original stockholders, one of which is the Chairman, principal stockholder, and November Convertible Note holder, for the return of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.

As of March 31, 2002, we were in default on the remaining $500,000 under the December Convertible Notes.  However, on April 16, 2002, we renegotiated this debt, the terms of which are $300,000 is due April 2002 and $200,000 plus any accrued and unpaid interest is to be paid by January 10, 2003. The remaining 1,000,000 warrants that we issued in conjunction with this portion of the December Convertible Notes are not relinquished and therefore remain in effect.

As discussed above, as part of the transactions on April 16, 2002, there are convertible notes that will convert into Series A and Series B Convertible Preferred Stock upon receipt of requisite stockholder approval. The Company plans to submit this to the stockholders for their approval during the second quarter 2002. Management and the Board of Directors anticipate that the stockholders will approve this transaction.

The following table summarizes the convertible notes payable at March 31, 2002.  These convertible notes are described and classified as current or long-term based upon contractual maturities in April 2002.

March 31, 2002
“June Convertible Notes “ due April 2003, to be exchanged into Series B convertible preferred stock	$1,910,000
“July Convertible Notes” due August 2002, to be exchanged into Series A convertible preferred stock	5,000,000
“Amended November Convertible Notes” due December 2004	958,000
“December Convertible Notes” due in January 2003, to be exchanged into Series A convertible preferred stock	1,000,000
“December Convertible Notes” due April 2002 and January 2003	500,000
$9,368,000
Less current portion	(6,500,000)
Long-term portion	$2,868,000

4.             Pending Preferred Stock Transactions

In April 2002, the Company entered into Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Loche (the “Note Agreement”). In accordance with a Note Agreement, the Board of Directors has approved and the Company currently anticipates issuing up to approximately 9,417,981 shares of Series A Preferred Stock, par value $0.01 per share, and up to approximately 4,367,218 shares of Series B Preferred Stock, par value $0.01 per share if the amendment to the Company’s Articles of Incorporation is approved by the shareholders at the Company’s next Annual Meeting. The table shown below depicts, as of June 30, 2002, the preferred stock estimated to be issued in exchange for the convertible notes discussed in Note 3 above.

In July 2000, the Company completed a $5 million convertible debt offering with Edgewater and Fleck T.I.M.E. In December 2000, the Company issued $1.5 million in convertible notes to Fleck T.I.M.E. and Bahram Nour-Omid. Upon receiving shareholder approval of the Amendment to the Company’s Articles of Incorporation, the principal and accrued interest underlying the notes issued in July 2000 and the note in the principal amount of $1,000,000 and accrued interest thereon issued to Fleck T.I.M.E. in December 2000 will convert into shares of Series A Preferred Stock, par value $0.01.

The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to 2.75 times the stated value, (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

During 2001, the Company received $1,050,000 in interim bridge financing in the form of convertible promissory notes. The Company also received additional funding of $860,000 under certain secured convertible promissory notes in February and March 2002 and an additional $1,240,000 in April and May 2002. On April 16, 2002 the terms were finalized on these convertible notes. The total amount received under the new secured convertible notes is $3,150,000. The entire amount received under the new convertible notes is secured by all of the Company’s assets. Upon receiving shareholder approval of the amendment to the Articles of Incorporation, all but $1,100,000 of the outstanding balance on these new convertible notes, including any accrued but unpaid interest, will convert into shares of Series B Preferred Stock. The additional $1,100,000 may be converted at the sole election of the holder, Edgewater.

The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

If the Company fails to obtain shareholder approval of the amendment to the Company’s Articles of Incorporation on or before June 30, 2002, an Event of Default will be deemed to have occurred under the Note Agreement.

According to a covenant in the Note Agreement, the Comapny may not redeem or repurchase any shares of it’s capital stock other than pursuant to equity incentive agreement with employees and service providers, the Articles of Incorporation and the Note Agreement.

The Board of Directors has approved these transactions and has recommended that the stockholders approve these transactions at the next Annual Meeting.

The following table summarizes the estimated and expected convertible notes payable at June 30, 2002 and depicts the pro-forma chart that indicates the effect on both the preferred stock to be issued, pending stockholder approval, and the potential common stock outstanding on an as-converted basis:

	Pro forma June 30, 2002	Pro forma Equivalent As-Converted Preferred Shares *	Pro forma Equivalent As-Converted Common Shares *
“June Convertible Notes “ due April 2003, to be exchanged into Series B convertible preferred stock	$3,150,000	4,367,000	13,102,000
“July Convertible Notes” due August 2002, to be exchanged into Series A convertible preferred stock	5,000,000	7,914,000	7,914,000
“December Convertible Notes” due in January 2003, to be exchanged into Series A convertible preferred stock	1,000,000	1,504,000	1,504,000
“Amended November Convertible Notes” due December 2004	958,000	—	3,832,000
“December Convertible Notes” due January 2003	221,000	—	442,000
	$10,329,000	13,785,000	26,794,000

* Includes the shares related to the anticipated accrued and unpaid interest on these notes through June 30, 2002 which amount will also convert into the respective preferred and common shares.

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

Stock options, warrants, and convertible notes were excluded from the calculation of the loss per share because the effect would have been anti-dilutive. The antidilutive effects excluded from net loss per share computation at March 31 were as follows:

	2002	2001
Common stock options:
Beginning of period	1,891,282	6,657,441
Granted (expired) during the period	1,481,818	(241,149)
End of period	3,373,100	6,416,292
Warrants to purchase common stock	4,021,700	5,754,000
Convertible notes payable *	19,100,000	5,800,000
Total	26,494,800	17,970,292

*includes shares related to the accrued andunpaid interest on these notes through March 31, 2002 which amount will also convert into therespective common shares.

6.             Other New Accounting Pronouncements

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

7.             Legal Proceedings

We have several lawsuits pending against us, one of which involves a former employee who alleges damages in the amount of approximately $2,700,000. We believe we have good and meritorious defenses against these claims and plan to defend ourselves vigorously. While the outcome of this litigation cannot be predicted with certainty, we believe that it will not have a material adverse effect on our financial statements. However, an unfavorable outcome of this litigation could have a material adverse effect.

8.             2002 Stock Option Plan

The Board of Directors adopted the 2002 Option Plan on April 16, 2002, subject to its approval by shareholders. The 2002 Option Plan is intended to supplement our 1999 Stock Option Plan.

The Board of Directors believes that EpicEdge must offer a competitive equity incentive program if it is to continue to successfully attract and retain the best possible candidates for positions of responsibility within EpicEdge. The Board expects that the 2002 Option Plan will be an important factor in attracting and retaining the high caliber members of management and key employees essential to our success and in motivating these individuals to strive to enhance our growth and profitability. The Board intends to grant options under the 2002 Option Plan to current executive officers and key employees in the Company. A maximum of 10,371,311 shares will be reserved under the 2002 Stock Option Plan.

9.             Bonus Plan

In April 2002, the Board voted to establish the EpicEdge, Inc. Bonus Plan (“Bonus Pool”) for the benefit of the Company’s management and employees. From the proceeds of a liquidation event, as defined in the Bonus Pool document, the Bonus Pool payment will be equal to 10% of $12 million, increasing by 1.25% for every additional million dollars, up to $20 million (the “Applicable Percentage”) of the aggregate funds available for distribution to the preferred and common shareholders, only upon a liquidation event and if the available funds for distribution exceeds $12 million, otherwise the Applicable Percentage equals 0%. The funds available for distribution to the common and preferred shareholders are equal to the value of the consideration allocated to the holders of preferred and common stock, only upon a liquidity event. The Applicable Percentage shall increase as the aggregate amount of funds available for distribution to the preferred and common shareholders increases, but shall not exceed 20%. In addition, the Bonus Pool shall increase by $200,000 for every $1 million available for distribution in excess of $20 million until the amount available for distribution to preferred and common shareholders is greater than $42 million. After such amount available for distribution exceeds $42 million, the Bonus Pool shall be reduced by $150,000 for every $1 million available for distribution until the Bonus Pool is reduced to zero. An individual who is awarded participation in the Bonus Pool vests 30% on the date of the award and the remainder vests upon a liquidity event if the individual is employed by the Company prior to such liquidity event. Provided, that, if an individual voluntarily resigns or is terminated for cause, all interests in the Bonus Pool granted to such individual will expire and be forfeited. Similarly, if the individual is terminated for anything other than cause, all unvested interest in the Bonus Pool will terminate and be forfeited. Percentages of the Bonus Pool will be allocated from time to time to management and employees of the Company at the discretion of the Chief Executive Officer as approved by the Board of Directors. The Bonus Pool will be allocated in full upon a liquidity event.

* * *

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements reflecting management’s current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Form 10-Q, which you should read carefully and in conjunction with our other filings with the SEC. We would particularly refer you to the section under the heading “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Form 10-Q should be considered in the context of these risk factors.

Overview

The following analysis of our results of operations and financial condition should be read in conjunction with the condensed financial statements, including the notes thereto, contained elsewhere in this Form 10-Q.

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

In 2001 and 2002, we engaged in the business of providing professional services in enabling our clients to meet their business goals through implementation and support of client/server ERP financial and human resource systems, custom web application development of object oriented Internet applications, and implementing strategic marketing plans.

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

RESULTS OF OPERATIONS

The following table sets forth certain condensed statement of operations data expressed as a percentage of total revenues for the periods indicated:

	Three Months Ended March 31,
	2002	2001

Revenues	100.0%	100.0%
Cost of revenues	66.2	77.2
Gross margin	33.8	22.8

Operating expenses:
Selling, general and administrative	18.8	31.1
Compensation and benefits	19.5	62.7
Depreciation	7.9	7.5
Goodwill amortization and impairment	—	38.8
	46.2	140.1
Loss from operations	(12.4)	(117.3)

Interest and other income (expense), net	(7.1)	(21.5)
Loss from continuing operations	(19.5)	(138.8)

Loss from extraordinary item	0.8	2.4
Net loss	(18.7)%	(136.4)%

REVENUES

For the three months ended March 31, 2002, as compared to the three months ended March 31, 2001, total revenues increased $289,000 or 9.2%, to $3,427,000 from $3,138,000. The increase in revenue is due primarily to the implementation of new contracts with existing clients. Two customers represented 62% of total revenues in the three months ended March 31, 2002; and same two customers represented 47% in the three months ended March 31, 2001. This increase in concentration is primarily the result of new long-term contracts that were entered into in the third and fourth quarter 2000 and one of which has a term through the third quarter 2007.

COST OF REVENUES and GROSS PROFIT

For the three months ended March 31, 2002, total gross profit increased to $1,158,000, or 62.0%, as compared to the three months ended March 31, 2001, of $715,000, due to improved project management on our current engagements and the results of the staff reductions discussed under RESTRUCTURING PLAN. The gross profit percentage from professional services increased to 33.8% from 22.8% for the three months ended March 31, 2002 and 2001, respectively. The higher gross margin in 2002 was the result of the planned expansion of additional “milestone” projects from our eSolutions group. Milestone projects are those that must meet certain contractual milestones before revenue recognition can occur either on an interim phase or the final phase. Depending on the timing of the acceptance by the customer, the final phase of these contracts can provide higher gross margins than those realized over the entire contract.

OPERATING EXPENSES

Selling, general and administrative expenses decreased $334,000, or 34.2%, to $643,000 from $977,000 for the three months ended March 31, 2002, and 2001, respectively. In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability. This strategy included a strict line-by-line review and evaluation of non-compensation expenses. This strategy was closely monitored throughout 2001 and continues into 2002.

Compensation and benefit expenses decreased by $1,300,000, or 66.0%, to $669,000 from $1,969,000 for the three months ended March 31, 2002, and 2001, respectively. This decrease is a result of effects of our stabilization and reduction strategy that began in October 2000 with a reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001 coupled with controlled growth in staff to maintain high utilization rates among our consulting staff and effective use of our non-billable resources. Due to these eventual reductions in compensation and benefits along with the results of our continuing line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2002; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

Depreciation and Amortization

Depreciation for the three months ended March 31, 2002 was $270,000 compared to $234,000 for the three months ended March 31, 2001. This increase of $36,000, or 15.4% is from the depreciation on replacement computer technology for our billable staff.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which revises the accounting for purchased goodwill and intangible assets, became effective for the on January 1, 2002. Under SFAS No. 142, goodwill, with balances of $460,000 at March 31, 2002, with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

We assessed the carrying value of our goodwill in the first quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required at March 31, 2002.

Debt Discount Amortization

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the “November Convertible Note”). We may draw upon the line of credit from time to time as needed. As of March 31, 2001, we had drawn $900,000 on the line of credit. The November Convertible Note bears annual interest at the rate of 8%, is convertible at the lenders’ option at $.50 per share and matures on December 31, 2001. The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand. In connection with the November Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Note. This discount was amortized into interest expense over the life of the November Convertible Note. Debt discount amortization of $225,000 was recorded for the three months ended March 31, 2001. This November Convertible Note was amended as of April 16, 2002 (see LIQUIDITY AND CAPITAL RESOURCES).

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the “December Convertible Notes”), one of which is currently represented on our Board of Directors and one of which formally served on our Board of Directors. The December Convertible Notes are convertible at the lenders’ option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and mature on December 31, 2001. The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was amortized into interest expense over the life of the December Convertible Notes. Debt discount amortization of $375,000 was recorded for the three months ended March 31, 2001. On April 16, 2002, $1,000,000 of these December Convertible Notes were amended (see LIQUIDITY AND CAPITAL RESOURCES).

Interest Expense

Interest expense for the three months ended March 31, 2002 was $245,000 compared to $81,000 for the three months ended March 31, 2001. Although this is an increase of $164,000, in 2001 there was $2.4 million of debt that had warrants issued in conjunction with them and this caused the debt to be recorded at a net carrying value of zero (see above). As a result, the interest that would have normally been associated with these debt instruments was reflected in the debt discount amortization.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, the Company’s primary sources of liquidity were cash and cash equivalents of $418,000 and net accounts receivable of $1,072,000.

As of December 31, 2001, our primary sources of liquidity were cash and cash equivalents of $256,000 and net accounts receivable of $1,803,000.

Net cash used in operating activities was $489,000 for the three months ended March 31, 2002, as compared to $2,893,000 at March 31, 2001. The difference was primarily due to a reduction in losses from operations and the decrease in non-cash items for depreciation and amortization.

Net cash used in investing activities was $11,000 for the three months ended March 31, 2002, as compared to net cash provided by investing activities of $5,443,000 for the three months ended March 31, 2001. This was primarily due to the proceeds received with the sale of IPS in the first quarter of 2001.

Net cash provided by financing activities was $662,000 for the three months ended March 31, 2002, as compared to net cash used in financing activities of $11,060,000 for the three months ended March 31, 2000. This difference was primarily a result of the $860,000 of convertible debt funding in February and March 2002, net of scheduled payments of notes payable in the first quarter 2002 as compared to the repayment of the line of credit debt in the first quarter 2001 from the proceeds of the IPS transaction.

In June 2001, the Company began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see RESTRUCTURING PLAN), pay or renegotiate legacy expenses, and provide working capital to execute on the current operating plan of the Company. Although the final documents were not executed until April 2002, the Company received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (the “June Notes”). The Company received additional funding of $860,000 under the June Notes in February and early March 2002. In addition, in April and May 2002, the Company received an additional $1,240,000 under the June Notes. On April 16, 2002, the terms were finalized on these convertible notes, subject to stockholder approval. The total amount to be received under these new convertible notes is a minimum of $2,650,000 ($3,150,000 of which has been received as of May 2002) up to a maximum of $4,500,000. Until converted, these June Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%. These notes, consisting of the outstanding balance, plus any accrued interest, are required to be exchanged into shares of Series B Convertible Preferred Stock. The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

In July 2000, the Company completed a $5 million convertible debt offering with Edgewater and Fleck T.I.M.E. In December 2000, the Company issued $1.5 million in convertible notes to Fleck T.I.M.E. and Bahram Nour-Omid. Upon receiving shareholder approval of the Amendment to the Company’s Articles of Incorporation, the principal and accrued interest underlying the notes issued in July 2000 and the note in the principal amount of $1,000,000 and accrued interest thereon issued to Fleck T.I.M.E. in December 2000 will convert into shares of Series A Preferred Stock, par value $0.01.

The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to 2.75 times the stated value, (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

In November 2000, our Chairman and principal stockholder provided a $1,000,000 line of credit to the Company in the form of a convertible note (the “November Convertible Note”). The Company could draw upon the line of credit from time to time as needed and had drawn $900,000 at March 31, 2002 and December 31, 2001. The November Convertible Note bore annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share and was scheduled to mature on December 31, 2001. The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand. In August 2001, we renegotiated the terms of the November Convertible Note (the “Amended November Convertible Note”) that extended the maturity date and increased the conversion feature to $1.00 per share, convertible at the lender’s option. In exchange, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.  In September 2001, the $100,000 unused balance of the November Convertible Note was cancelled. On April 16, 2002, in conjunction with the Notes discussed above, the new terms are that the Amended November Convertible Note still bears an annual interest at the rate of 8%, is convertible at the lenders’ option into our common stock at $.25 per share and matures on December 31, 2004.

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

In December 2000, we issued $1,500,000 in convertible notes to two of its stockholders (the “December Convertible Notes’), both of which formerly served on the Company’s Board of Directors. The December Convertible Notes are convertible at the lenders’ option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and matured on December 31, 2001. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was to be amortized into interest expense over the original life of the December Convertible Notes. This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 and $200,000 was recorded as interest expense in 2001 and 2000, respectively. Of these convertible notes, the holders of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003. On April 16, 2002, we renegotiated this portion of the December Convertible Notes, plus accrued interest ($101,000 at March 31, 2002), which is required to be exchanged into Series A Preferred Stock, subject to stockholder approval. The Holder of the remaining $500,000 has demanded payment and on April 16, 2002, we negotiated with this individual to repay this note over an installment period through January 10, 2003.

In October 2000, we reduced our workforce by 43 full-time positions, or 14% of our workforce at that time. In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability. This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments. In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force. Due to the reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2002; however, no assurances can be made that these expense reductions will have the expected effect or occur in the anticipated timeframe.

RESTRUCTURING PLAN

Effective January 1, 2001, with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan. The consideration for the sale was (1) the return of an aggregate 740,260 shares of the Company’s common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable to a financial institution for the ESOP financing of $4,861,000. The stock purchase agreement provided that 143,323 shares of the 740,260 shares of the Company’s common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing. In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of our common stock on the day before the setoff. In the event of a setoff, we had agreed to immediately register the setoff shares. Based on audited financial results of IPS, no such setoff occurred. As discussed in Note 2, the goodwill related to IPS was written down as of December 31, 2000, to the amount recoverable in the sale.

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

In February 2001, we adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization.

In February 2001, we hired a consulting group to assist in designing and executing a repayment plan (the “Plan”) with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, we could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy our obligations to the unsecured creditors. In June 2001, in accordance with the Plan, we paid the initial installment to consenting unsecured creditors under the Plan representing 18% of the original obligation.  In December 2001, we made a second installment of 12% of the original obligation to fully satisfy its obligations under the Plan as it relates to $2,045,000 of the original unsecured accounts payable. The remaining balance of $1,049,000 will be paid quarterly at four (4%) percent of the original balance over the next two and one-half (2 ½) years, unless they agree to a lesser amount over a shorter time. Based upon the payables satisfied by payments made under the Plan, the Company recognized an extraordinary gain from this restructuring of $27,000 in the first quarter 2002.

In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

In October 2000, we reduced our workforce by 43 full-time positions, or 14% of our workforce at that time. In the spring of 2001, a strategy and plan of execution was adopted to stabilize the organization and return to cash flow positive and eventually profitability. This strategy includes a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments. In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force. However, because of the reductions in compensation and benefits along with the results of the line-by-line review and evaluation of non-compensation expenses, we expect to be cash flow positive by the end of 2002; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

At March 31, 2002, we had a working capital deficit of $9,252,000. Additionally, over the preceding two years we have completed several acquisitions that have placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations. Subsequent to March 31, 2002, Management has raised $1,240,000 in additional convertible debt financing to meet planned working capital requirements and, under the current financing agreements, can raise an additional $1,350,000. On April 16, 2002, we received a commitment (the “Commitment”) in the form of a letter agreement with Edgewater Private Equity Fund III, L.P. (“Edgewater”) to invest up to an additional $1,360,000 pursuant to a new agreement for the purchase of secured promissory notes that are convertible into a new preferred stock. This new preferred stock would have a liquidation preference equal to 3 times its purchase price and would be senior with respect to liquidation preference to the all other securities described in the Purchase Agreement. Any additional financing pursuant to that which is described above is contingent upon the following: (a) there being (i) no material adverse change in our financial condition, business, operating results, operations, business prospects or property, as measured against our Board of Directors’ current operating plan (a “Material Adverse Change”), or (ii) no default or event of default under the Purchase Agreement (a “Default”). To the extent that there is a Material Adverse Change or a Default, prior to the financing described above, Edgewater shall not be obligated to provide us with any of the amounts described above; (b) Board approval in advance of the financing; and (c) the execution of definitive documents, which shall contain in detail the terms described above and shall also contain other rights, including, without limitation, registration rights, protective provisions, information rights and events of defaults and remedies on essentially the same terms described in the Purchase Agreement. In the event we are not able to execute on our current operating plan or a Material Adverse Change occurs as described in the Commitment, we may not be able to get any additional funding from Edgewater. Management expects that Promissory Notes, the Commitment, if necessary, and the expected results from future operations will provide the working capital necessary to enable us to continue to implement our business plan for the next twelve months. However, there can be no assurance that these events will provide the necessary working capital to fulfill our needs; therefore, additional reductions or additional sources of funds may be necessary in 2003. These uncertainties could have a material adverse affect on our ability to execute our current business plan.

In view of the renegotiations of debt terms and subsequent financings discussed above, management believes that the Company will continue as a going concern through the remainder of 2002. However, there can be no assurance that these events will provide the necessary working capital to fulfill the Company’s needs; therefore, additional cost reductions or additional sources of funds may be necessary in early 2003.

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

                For the quarter ended March 31, 2002, approximately 86% of our revenues were derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

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

                Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous three fiscal years, and again in the first quarter of 2002. Furthermore, our revenues have generally been decreasing since the third quarter of fiscal 2000, and this trend may continue into at least the first portion of 2002. It is possible that we will continue to incur losses, and that our revenues will continue to decline, for the remainder of 2002. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan does not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to increase our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not sustain it.

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

                We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. In the first quarter of 2002, our two largest clients, the Texas Department of Health and Northrup Grumman, accounted for approximately 58% of our revenues. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

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

                Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. The Company recognizes revenues as defined milestones are reached. For the three months ended March 31, 2002, approximately 24% of our projects were fixed-price, fixed time frame contracts. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we may experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.

We face significant competition in markets that are new, intensely competitive and rapidly changing.

                The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting firms, strategy consulting firms, Internet and e-business professional services providers, software integration firms, application software vendors, and internal information systems groups. Some of our competitors are Accenture Ltd., Braun Consulting, Inc., CACI International, Inc., Maximus, Inc., Lante Corporation, and KPMG Consulting, Inc. Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. These firms may attempt to gain a competitive advantage by offering large pricing concessions. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. We believe that the principal competitive factors in our markets include:

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

                On April 16, 2002, the terms were finalized on an initial funding under the Purchase Agreement (see Liquidity and Capital Resources). The total amount to be received under the Purchase Agreement is a minimum of $2,650,000, ($3,150,000 of which has been received as of May 2002) up to a maximum of $4,500,000 at their discretion. We have also received a commitment from one of our current shareholders, Edgewater, pursuant to the Commitment to fund up to an additional $1,360,000 during the rest of 2002 subject to certain conditions. Management expects that our current available funds, funds provided from current operations and the additional amounts to be funded by Edgewater will be sufficient to satisfy our cash requirements through the end of 2002. However, based on our current forecasts, we believe that we may need to obtain additional capital in early 2003. If our operating cash flows are inadequate or if we are unable to raise sufficient financing though the Commitment or otherwise, we may not be able to continue successfully funding our operations. We believe that our success in obtaining the necessary financing will depend upon, among other factors, successfully executing on our current operating plan. If we fail to execute on our current operating plan or a Material Adverse Change occurs as described under the Commitment, we may not be able to obtain any additional funds from Edgewater under the Commitment. In that event, we may need to raise additional funding from other sources prior to 2003. Sources of additional financing may include bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.

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

                As a result of our delay in filing Form 10-KSB for 2000 and the first and second quarter 10-Q of 2001, AMEX suspended the trading of our stock on the AMEX. Upon review of these items once they were filed, they reinstated trading in our stock. Currently, however we are not in compliance with several AMEX rules, including the requirement that we have three independent Board Members on our Audit Committee and the requirement that we file and have approved any additional issuance of shares of Common Stock prior to any issuance of such stock.

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

                Our board of directors has the authority and, pursuant to the Note and Preferred Stock Purchase Agreement, is obligated to issue preferred stock upon receiving the requisite shareholder approval. The preferred stock, if issued, will be issued with voting, liquidation, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the common stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company does not believe there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item. However, we have obligations that have fixed interest rates and, therefore, contain market rate risk.

Revolving Lines of Credit and Term Loan Facility - On August 10, 1999, the Company entered into a Loan and Security Agreement (the “Agreement”) for a total credit facility of up to $5,000,000, limited to the available borrowing base, which is based on levels of eligible accounts receivable and inventory, as defined in the Agreement, expiring August 10, 2001, with three one-year renewals at the lender’s option. On December 29, 1999, the Company amended its Agreement to include a $1,000,000 term loan under the total credit facility of $5,000,000. In connection with this amendment, the Company entered into a warrant purchase agreement with the lender and issued warrants to purchase 25,000 shares of the Company’s common stock. The fair value assigned to these warrants of $115,000 was accounted for as a debt discount and amortized over the period of the term loan. In February 2001, the entire outstanding balance of the Agreement of $2,275,000 was paid in full by the use of a portion of the proceeds from the IPS sale.

Convertible Notes Payable - On June 21, 2001 the Company executed letter agreements and promissory notes (the “June Notes”) with certain existing stockholders. The June Notes, once fully funded, were to be for no less than $3,110,000. As of December 31, 2001 the Company had received $1,050,000 relating to these June Notes. As of March 31, 2002, the Company had received an additional $860,000 for a total of $1,910,000 relating to these June Notes. The June Notes originally were for a term of one year and have a stated interest rate of 8%. On April 16, 2002, the June Notes were replaced with a substitute convertible secured promissory note (the “June Convertible Notes”) that has a maturity date of April 2003. Subject to stockholder approval, the June Convertible Notes required the outstanding balance, plus any accrued interest ($67,000 at March 31, 2002), will be exchanged into shares of Series B Convertible Preferred Stock. The terms of these June Convertible Notes were finalized on April 16, 2002.

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

Originally the conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002. On April 16, 2002, the Company completed these renegotiations. Under the new terms, subject to stockholder approval, the principal and accrued interest ($814,000 at March 31, 2002) underlying the July Convertible Notes are required to be exchanged into Series A Convertible Preferred Stock.

In November 2000, the Company’s Chairman and principal stockholder provided a $1,000,000 line of credit to the Company in the form of a convertible note (the “November Convertible Note”). The Company could draw upon the line of credit from time to time as needed and had drawn $900,000 at December 31, 2001 and 2000. The November Convertible Note bore annual interest at the rate of 8%, was convertible at the lenders’ option at $.50 per share and was scheduled to mature on December 31, 2001. The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand. In August 2001, the Company renegotiated the terms of the November Convertible Note (the “Amended November Convertible Note”) that extended the maturity date to December 1, 2002 and increased the conversion feature to $1.00 per share, convertible at the lender’s option. Furthermore, if the Amended November Convertible Note was not paid at the new maturity date, the lender, at his sole discretion, could have converted the note at $0.50 per share, demanded payment or further extended the maturity date until December 1, 2003. Finally, if the Amended November Convertible Note was not paid at the new extended maturity date, the lender, at his sole discretion, could have converted the note at $0.25 per share, demanded payment or further extended the maturity date until December 1, 2004. In exchange, the Company agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001.  In September 2001, the $100,000 unused balance of the November Convertible Note was cancelled. On April 16, 2002, in conjunction with the Notes discussed above, the new terms are that the Amended November Convertible Note still bears an annual interest at the rate of 8%, is convertible at the lenders’ option into the Company’s common stock at $.25 per share and matures on December 31, 2004.

In December 2000, the Company issued $1,500,000 in convertible notes to two of its stockholders (the “December Convertible Notes’), both of which formerly served on the Company’s Board of Directors. The December Convertible Notes are convertible at the lenders’ option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and matured on December 31, 2001. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of the Company’s common stock at $.01 per share. The Company recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was to be amortized into interest expense over the original life of the December Convertible Notes. This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 and $200,000 was recorded as interest expense in 2001 and 2000, respectively. Of these convertible notes, the holders of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003. On April 16, 2002, the Company renegotiated this portion of the December Convertible Notes, plus accrued interest ($101,000 at March 31, 2002), which is required to be exchanged into Series A Preferred Stock, subject to stockholder approval. The Holder of the remaining $500,000 has demanded payment and on April 16, 2002, the Company negotiated with this individual to repay this note over an installment period through January 31, 2003.

Notes Payable - Other - In March 2001, the Company negotiated new terms for $1,933,000 of other notes payable. Under these new terms, the Company is required to make equal monthly payments, which represent principal and interest at 10%, of $25,000 through January 2002 and $75,000 per month from January 2002 until a balloon payment is due in October 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities and Use of Proceeds

On February 19, 2002, we issued a Secured Promissory Note to Edgewater in the principal amount of $610,000.  On March 5, 2002, we borrowed an additional $250,000 from Edgewater and issued a Substitute Secured Promissory Note to Edgewater for an aggregate principal amount of $860,000.  The notes were amended in a transaction we completed in April, 2002, as described in "Liquidity and Capital Resources." In connection with that transaction, we borrowed an additional $740,000 from Edgewater and issued an additional Substitute Secured Promissory Note to Edgewater for an aggregate principal amount of $1,600,000.  In May 2002, we borrowed an additional $500,000 from Edgewater and issued an additional Substitute Secured Promissory Note to Edgewater in the aggregate principal amount of $2,100,000.  We issued the notes in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

                In December 2000, we issued a $500,000 convertible note to Bahram Nour-Omid, one of our shareholders.  The convertible note, as originally issued, was convertible at the holder's option into our common stock at $.50 per share.  The convertible notes bear interest at 8% per annum and matured on December 31, 2001.  Mr. Nour-Omid demanded payment on his convertible promissory note and subsequently filed suit against us to compel payment of the note.  As of March 31, 2002, we had not made payment on his convertible promissory note and therefore were in default under its terms.  On or about April 15, 2002, we entered into a Settlement Agreement with Mr. Nour-Omid whereby we paid Mr. Nour-Omid $300,000 on April 22, 2002 and further agreed to pay all remaining amounts outstanding including accrued interest on or before January 10, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)           The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

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

2.13(17)	Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc. and Net Information Systems, Inc.
3.1 (24)	Articles of Incorporation filed with the Texas Secretary of State on June 5, 1979
3.2 (24)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on December 7, 1989
3.3 (24)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on March 11, 1997
3.4 (4)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on April 12, 1999
3.5 (18)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on March 16, 2000
3.6 (20)	Articles of Amendment to the Articles of Incorporation filed with the Texas Secretary of State on June 30, 2000
3.7 (#)	Second Amended and Restated Bylaws
4.1 (24)	Specimen Stock Certificate
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
4.34 (24)

Termination Agreement, dated April 16, 2002, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP,  and Fleck Family Partnership II, LP

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
4.40 (24)

Voting Agreement, dated April 16, 2002, by and between Carl Rose, Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E. Fund, LP

4.41 (#)

Amended and Restated Shareholders’ Agreement, dated July 21, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Kelly Knake,  Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC, Gerald C. Allen and John Paul DeJoria

4.42 (#)	Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P.
10.1 (4)	1999 Stock Option Plan
10.2 (2)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Carl Rose
10.3 (2)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Charles Leaver
10.4 (5)	Employment Agreement, dated December 31, 1998, by and between Design Automation Systems, Inc. and Kelly Knake
10.5 (2)	Lease Agreement, dated August 29, 1995, by and between MXM Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation Systems, Inc.
10.6 (2)	HP Indirect Reseller Application, dated September 4, 1998, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Hall-Mark Computer Products
10.7 (2)	HP Distributor Authorized Reseller DAR Application Short Form, dated November 21, 1997, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Client Systems, Inc.
10.8 (2)	Indirect Value Added Reseller Agreement, dated July 10, 1992, by and between Design Automation Systems, Inc. and Sun Microsystems Computer Corporation
10.9 (2)	IBM Business Partner Agreement for Solution Providers, dated October 6, 1998
10.10 (8)	1999 Line of Credit with FINOVA Capital Corporation
10.11 (2)	Line of Credit with FINOVA Capital Corporation, dated July 25, 1996
10.12 (9)	Agreement for Services, dated October 5, 1999, by and between Design Automation Systems, Inc. and Optimization Group, LLC

10.13 (12)	Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access
10.14 (12)	Sun Channel Agreement Master Terms, dated February 1, 2000, by and between the Company and Sun Microsystems, Inc.
10.15(12)	Lease, dated December 7, 1998, by and between Ferrari Partners, L.P. and Connected Software Solutions, LLC for office space in Franklin, Tennessee
10.16 (12)	Sun Trademark and Logo Policies, dated August 1997
10.17 (12)	HP Authorized Reseller Agreement
10.18 (12)	IBM Business Partner/Solutions Provider Agreement
10.19 (12)	HP Agreement for Authorized Solutions Direct Resellers
10.20 (12)	Lease Agreement for Office Space, dated March 8, 2000, by and between John McArdle, Jr. and the Company for office space in Austin
10.21 (12)	Texas Association of Realtors Commercial Lease, dated January 1, 1999, by and between COAD Solutions, Inc. and CONTI Building Ltd. for office space in Lakeway, Texas
10.22 (12)	Assignment and Assumption of Lessee’s Interest and Lessor’s Consent, dated December 9, 1999, by and between Bay West Design Center, LLC and the Company for office space in Seattle
10.23 (12)	Standard Office Lease for COAD Solutions, Inc., dated January 8, 1999, by and between Clayton Investors Associates LLC and COAD Solutions, Inc. for office space in St. Louis
10.24 (12)	Line of Credit with FINOVA Capital Corporation, dated December 29, 1999
10.25 (14)	Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP
10.26 (14)	Employment Agreement, dated April 1, 1999, by and between COAD Solutions, Inc. and Jeff Sexton
10.27 (14)	Common Stock Warrant Purchase Agreement, dated December 29, 1999, by and between the Company and FINOVA Capital Corporation
10.28 (15)	Form of Convertible Note
10.29 (14)	Common Stock Purchase Warrant issued by the Company to FINOVA Capital Corporation on December 29, 1999
10.30 (15)	Form of Warrant
10.31 (21)	Termination of Employment Agreement, dated September 29, 2000, by and between the Company and Charles Leaver
10.32 (2)	First Amendment of Lease, dated June 16, 1998, by and between Transwestern Westchase III, L.P., successor in interest to MXM Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation Systems, Inc.
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

10.40 (24)	Form of Letter Agreement terminating Tennessee Office Space Lease, dated March 26, 2002
10.41 (24)	Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III, L.P.
10.42 (24)	Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Richard Carter

10.43 (24)	Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Robert Cohan
10.44 (24)	Employment Agreement, dated November 30, 1999, by and between COAD Solutions, Inc. and Mark Slosberg
10.45 (25)	Employment Agreement, dated April 15, 2000, by and between the Company and Sam Dipaola
10.46 (24)	Employment Agreement, dated February 28, 2000, by and between Design Automation Systems, Inc. and Peter Davis
10.47 (25)	Employment Agreement, dated April 16, 2002, by and between the Company and Peter B. Covert
10.48 (25)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter
10.49 (25)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan
10.50 (25)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg
10.51(25)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam Dipaola
10.52 (25)	First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis
21.1 (24)	List of Subsidiaries of the Registrant

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

(24)                            Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission and incorporated herein by reference.

(25)                            Filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002 and incorporated herein by reference.

(#)                                 Filed herewith

                        A copy of any exhibit will be furnished (at a reasonable cost) to any of our shareholders upon receipt of a written request. Such request should be sent to EpicEdge, Inc. 5508 Two Ninety West Suite 300 Austin, Texas 78735 Attention: Sam DiPaola Vice President of Finance.

(b)                               Reports on Form 8-K

During the quarter ended March 31, 2002, EpicEdge filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.

Date: May 20, 2002	By /s/	Peter B. Covert
Peter B. Covert Vice President of Finance, and Principal Accounting Officer