Form 10-Q
period 2002-06-30
EPICEDGE INC
filed 2002-08-14
CIK 313041

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    Form 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        Commission File Number: 001-15493

                                 EPICEDGE, INC.
                Formerly Known as Design Automation Systems, Inc.
             (Exact name of Registrant as specified in its charter)

            TEXAS                                                75-1657943
(State or other jurisdiction of                                (IRS Employer
Incorporation or organization)                            Identification Number)

                         5508 Two Ninety West, Suite 300
                                Austin, TX 78735
                                  512-261-3346
          (Address and telephone number of principal executive offices)

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

The number of shares of common stock of the Registrant outstanding at August 9, 2002 was 18,200,336.



--------------------------------------------------------------------------------
                                                                          Page 1

                                 EPICEDGE, INC.
                                    FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 2002



INDEX

                                                                      Page No.
                                                                      --------
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
         Condensed Balance Sheets                                         3
         Condensed Statements of Operations                               4
         Condensed Statements of Cash Flows                               5
         Notes to Condensed Financial Statements                          6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk      27

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                               28

Item 4.  Submission of Matters to a Vote of Security Holders             28

Item 6.  Exhibits and Reports on Form 8-K                                30





--------------------------------------------------------------------------------
                                                                          Page 2

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements



                                 EPICEDGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                               (UNAUDITED)
                                                                                 JUNE 30,       DECEMBER 31,
                                                                                   2002             2001
                                                                              ------------      ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ...........................................     $    282,000      $    256,000
    Trade receivables, net of allowance for doubtful accounts of $383,000
        and $505,000, respectively ......................................        2,737,000         1,803,000
    Contracts in progress ...............................................          264,000           178,000
    Prepaid insurance ...................................................          174,000            62,000
    Other prepaid expenses and current assets ...........................          622,000           139,000
                                                                              ------------      ------------
          Total current assets ..........................................        4,079,000         2,438,000

PROPERTY AND EQUIPMENT -- Net ...........................................        1,045,000         1,507,000
GOODWILL ................................................................          460,000           460,000
OTHER ASSETS ............................................................          186,000           188,000
                                                                              ------------      ------------
TOTAL ...................................................................     $  5,770,000      $  4,593,000
                                                                              ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

    Convertible notes payable to stockholders -- current portion ........     $  9,371,000      $  5,300,000
    Notes payable .......................................................        1,172,000         1,573,000
    Accounts payable ....................................................        2,338,000         2,073,000
    Accrued expenses and other current liabilities ......................        2,712,000         2,005,000
                                                                              ------------      ------------
          Total current liabilities .....................................       15,593,000        10,951,000

LONG TERM LIABILITIES:

    Convertible notes payable to stockholders -- less current portion ...          958,000         3,208,000

COMMITMENTS AND CONTINGENCIES (NOTE 7 AND 10)

STOCKHOLDERS' EQUITY (DEFICIENCY):
    Common stock, par value $.01; 100,000,000 shares authorized;
       29,262,396 shares issued and 18,200,336 shares outstanding in
       2002 and 2001 ....................................................          293,000           293,000
    Common stock warrants ...............................................        6,670,000         6,670,000
    Additional paid-in capital ..........................................       76,620,000        76,620,000
    Treasury stock, at cost, 11,062,060 shares in 2002 and 2001 .........       (3,503,000)       (3,503,000)
    Accumulated deficit .................................................      (90,861,000)      (89,646,000)
                                                                              ------------      ------------
          Total stockholders' equity (deficiency) .......................      (10,781,000)       (9,566,000)
                                                                              ------------      ------------
TOTAL ...................................................................     $  5,770,000      $  4,593,000
                                                                              ============      ============

     See notes to condensed financial statements.



--------------------------------------------------------------------------------
                                                                          Page 3

                                  EPICEDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three Months Ended June 30,    Six Months Ended June 30,
                                          --------------------------    --------------------------
                                              2002           2001          2002            2001
                                          -----------    -----------    -----------    -----------
PROFESSIONAL SERVICES REVENUES            $ 4,337,000    $ 3,923,000    $ 7,764,000    $ 7,061,000
COST OF REVENUES                            2,943,000      2,501,000      5,212,000      4,924,000
                                          -----------    -----------    -----------    -----------
GROSS PROFIT                                1,394,000      1,422,000      2,552,000      2,137,000

OPERATING EXPENSES:

   Selling, general and administration        753,000      1,137,000      1,396,000      2,114,000
   Compensation and benefits                  696,000      1,042,000      1,365,000      3,011,000
   Depreciation                               270,000        234,000        540,000        469,000
   Goodwill amortization and impairment                    1,218,000                     2,435,000
                                          -----------    -----------    -----------    -----------
          Total operating expenses          1,719,000      3,631,000      3,301,000      8,029,000
                                          -----------    -----------    -----------    -----------
OPERATING LOSS                               (325,000)    (2,209,000)      (749,000)    (5,892,000)

OTHER INCOME (EXPENSE):
   Debt discount amortization                       0       (600,000)             0     (1,200,000)
   Interest expense                          (267,000)      (222,000)      (513,000)      (303,000)
   Other                                        1,000         10,000          2,000         16,000
                                          -----------    -----------    -----------    -----------
                                             (266,000)      (812,000)      (511,000)    (1,487,000)
                                          -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
   EXTRAORDINARY ITEM                        (591,000)    (3,021,000)    (1,260,000)    (7,379,000)

EXTRAORDINARY ITEM:
   Gain on restructuring of payables           18,000        404,000         45,000        479,000
                                          -----------    -----------    -----------    -----------
NET LOSS                                  $  (573,000)   $(2,617,000)   $(1,215,000)   $(6,900,000)
                                          ===========    ===========    ===========    ===========
Loss Per Share - basic and diluted:
   Continuing operations                  $     (0.03)   $     (0.11)   $     (0.07)   $     (0.26)
   Extraordinary item                            0.00           0.02           0.00           0.02
                                          -----------    -----------    -----------    -----------
   Net loss                               $     (0.03)   $     (0.09)   $     (0.07)   $     (0.24)
                                          ===========    ===========    ===========    ===========
Weighted Average Shares Outstanding        18,200,336     28,462,217     18,200,336     28,773,113
                                          ===========    ===========    ===========    ===========



     See notes to condensed financial statements.



--------------------------------------------------------------------------------
                                                                          Page 4

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------
                                                                     2002              2001
                                                                 ------------      ------------
Operating Activities:

  Net loss from continuing operations                            $ (1,260,000)     $ (7,379,000)
  Non-cash items in net loss:
    Depreciation                                                      540,000           469,000
    Goodwill amortization and impairment                                   --         2,435,000
    Debt discount amortization                                             --         1,200,000
Changes in operating assets and liabilities:
    Accounts receivable, net                                         (934,000)         (175,000)
    Prepaid and other assets                                         (680,000)         (624,000)
    Accounts payable                                                  310,000        (1,187,000)
    Accrued expenses and other liabilities                            730,000           716,000
                                                                 ------------      ------------
       Net cash used in operating activities                       (1,294,000)       (4,545,000)

Investing Activities:

  Purchase of property and equipment                                  (79,000)         (282,000)
  Cash from sale of subsidiary                                             --         5,700,000
                                                                 ------------      ------------
      Net cash (used in) provided by investing activities             (79,000)        5,418,000

Financing Activities:

  Proceeds from the issuance of convertible debt                    2,100,000                --
  Repurchase of common stock, net                                                      (138,000)
  Repayment of debt                                                  (701,000)       (1,369,000)
                                                                 ------------      ------------
      Net cash provided by (used in) financing activities           1,399,000        (1,507,000)
                                                                 ------------      ------------

Increase (Decrease) in cash and cash equivalents                       26,000          (634,000)
Cash and cash equivalents, beginning of period                        256,000         1,435,000
                                                                 ------------      ------------
Cash and cash equivalents, end of period                         $    282,000      $    801,000
                                                                 ============      ============


     See notes to condensed financial statements.


--------------------------------------------------------------------------------
                                                                          Page 5

                                 EPICEDGE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.       Amortization of Goodwill and Other Purchased Intangible Assets

         Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, goodwill, with balances of $460,000 at June 30, 2002, and December 31, 2001, and intangibles with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

         The Company assessed the carrying value of its goodwill in the second quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required at June 30, 2002.

         The Company's net loss on a pro forma basis, assuming the cessation of goodwill amortization as required under SFAS No. 142 had been in effect from January 1, 2001 is as follows:

                                                                     (Unaudited)
                                        ------------------------------------------------------------------
                                               Three Months ended                   Six Months ended
                                                    June 30,                            June 30,
                                        ------------------------------      ------------------------------
                                            2002              2001              2002              2001
                                        ------------      ------------      ------------      ------------
Reported net loss                       $   (573,000)     $ (2,617,000)     $ (1,215,000)     $ (6,900,000)
SFAS No. 142 adjustment                           --         1,218,000                --         2,435,000
                                        ------------      ------------      ------------      ------------
Pro forma net loss                      $   (573,000)     $ (1,399,000)     $ (1,215,000)     $ (4,465,000)
                                        ============      ============      ============      ============
Pro forma net loss per share            $      (0.03)     $      (0.05)     $      (0.07)     $      (0.16)
                                        ============      ============      ============      ============

3.       Notes Payable and Financial Restructuring

         In February 2001, the Company adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization.

         In February 2001, the Company hired a consulting group to assist in designing and executing a repayment plan (the "Plan") with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, the Company could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely


--------------------------------------------------------------------------------
                                                                          Page 6
         satisfy the Company's obligations to the unsecured creditors. Substantial payments were made to the unsecured creditors of the Company during 2001 in accordance with the Plan. The then remaining balance of $1,049,000 would be paid quarterly at four (4%) percent of the original balance through June 2004, unless the remaining unsecured creditors agree to a lesser amount over a shorter time. Based upon the payables satisfied by payments made under the Plan, the Company recognized an extraordinary gain from this restructuring of $18,000 and $45,000 in the three and six months ended June 30, 2002, respectively.

         In June 2001, the Company began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see above), pay or renegotiate legacy expenses, and provide working capital to execute on the current operating plan of the Company. Although the final documents were not executed until 2002, the Company received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes ("June Convertible Notes")(see Note 4). The Company received additional funding of $860,000 under the June Convertible Notes in February and early March 2002. In addition, in April and May 2002, the Company received an additional $1,240,000 under the June Convertible Notes. On April 16, 2002, the terms were finalized on these convertible notes, subject to stockholder approval, which was granted at the 2002 Annual Meeting held in July 2002 (see Note 4). The total amount to be received under these new convertible notes is a minimum of $2,650,000 up to a maximum of $4,500,000 ($3,150,000 of which has been received as of June 2002). The entire amount received under the new convertible notes is secured by all of the Company's assets. Upon receiving shareholder approval of the amendment to the Articles of Incorporation, which was granted at the 2002 Annual Meeting held in July 2002, all but $1,100,000 of the outstanding balance on these new convertible notes, including any accrued but unpaid interest of $109,000 at June 30, 2002, were to be converted into shares of Series B Preferred Stock. The additional $1,100,000 may be converted at the sole election of the holder, Edgewater. These notes, consisting of the outstanding balance, plus any accrued interest, are to be exchanged into shares of Series B Convertible Preferred Stock. On July 31, 2002, the Company and the noteholders agreed to delay the conversion of the June Convertible Notes until all of the closing conditions have been satisfied (see Note
         4). Until converted, these June Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%.

         Additional features of the June Convertible Notes are that they are secured, until converted, by all investments, accounts receivable, inventory and property, subject only to a first lien (see Note 4) and they carry with them demand registration rights.

         Also on April 16, 2002, the terms of $5,000,000 July Convertible Notes with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. were renegotiated, subject to stockholder approval, which was granted at the 2002 Annual Meeting held in July 2002 (see Note 4). Under the new terms of the $5,000,000 July Convertible Notes, the principal and accrued interest are to be exchanged into Series A Convertible Preferred Stock (see Note 4) with a stated par value of approximately $5.9 million at June 30, 2002, and a maturity date of August 1, 2002. As a result of the delay of the pending conversion (see
         Note 4), on August 1, 2002 these notes were amended to mature on April 16, 2003.

         Additionally, on April 16, 2002, the principal and accrued interest ($128,000 at June 30, 2002) on $1,000,000 of the December Convertible Notes (see Note 4) are also to be converted into Series A Preferred Stock, and 2,000,000 of the warrants issued along with the December Convertible Notes are to be relinquished. Also the holders of the $1,000,000 of the December Convertible Notes waive any defaults and all events of default under that agreement.

         In conjunction with and as part of the conditions prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Note be renegotiated. On April 16, 2002, the Company renegotiated the November Convertible Note, as amended, ($958,000 at June 30, 2002) such that the new terms are that the November Convertible Note bears an annual interest at the rate of 8%, are convertible at the lender's option into the Company's common stock at $.25 per share and matures on December 1, 2004. In addition, the promissory notes required that the note holder relinquish the 2,000,000 warrants that were issued along with the November Convertible Note and that the Company enter into a share return agreement with three original stockholders, one of which is the former Chairman, major stockholder, and a November Convertible Note holder, for the return of a total of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.


--------------------------------------------------------------------------------
                                                                          Page 7

         Also on April 16, 2002, of the remaining $500,000 under the December Convertible Notes, $300,000 was due and was paid in April 2002 and the remaining $221,000, consisting of remaining principle and accrued and unpaid interest as of April 2002, plus any additional accrued and unpaid interest is to be paid by January 10, 2003. The remaining 1,000,000 warrants for common stock at $0.01 per share that we issued in conjunction with this portion of the December Convertible Notes are not relinquished and therefore remain in effect.

         As discussed above, as part of the transactions on April 16, 2002, certain convertible notes are to be exchanged for Series A and Series B Convertible Preferred Stock subject to stockholder approval, which was granted at the 2002 Annual Meeting held in July 2002 (see Note 4) and certain other closing conditions.

         The following table summarizes the convertible notes payable at June 30, 2002 and the estimated pro-forma effects of the pending conversion (see Note 4). These convertible notes are described and classified as current or long-term based upon contractual maturities, as amended in April 2002.

                                                                                                JUNE 30, 2002
                                                                                        ------------------------------
                                                                                         HISTORICAL        PRO-FORMA
                                                                                        ------------      ------------
"June Convertible Notes" due April 2003, to be exchanged into Series B convertible
    preferred stock                                                                     $  3,150,000      $  1,100,000

"July Convertible Notes" due April 2003, to be exchanged into Series A convertible
    preferred stock                                                                        5,000,000                --

"Amended November Convertible Notes" due December 2004                                       958,000           958,000

"December Convertible Notes" due in January 2003, to be exchanged into Series A
    convertible preferred stock                                                            1,000,000                --

"December Convertible Notes" due January 2003                                                221,000           221,000
                                                                                        ------------      ------------
                                                                                        $ 10,329,000      $  2,279,000
                                                               Less current portion       (9,371,000)       (1,321,000)
                                                                                        ------------      ------------
                                                                  Long-term portion     $    958,000      $    958,000
                                                                                        ============      ============

4.       Pending Preferred Stock Transactions and related Pro-forma Effects

         In April 2002, the Company entered into a Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Loche (the "Note Agreement"). In accordance with a Note Agreement, the Board of Directors has approved and the Company currently anticipates issuing approximately 9,443,000 shares of Series A Preferred Stock, par value $0.01 per share, and approximately 2,886,000 shares of Series B Preferred Stock, par value $0.01 per share (the "Equity Closing"). An amendment to the Company's Articles of Incorporation was approved by the shareholders at the Company's Annual Meeting held in July 2002 that increased the number of shares of authorized Preferred Stock to 30,000,000 shares to permit the conversion of the notes covered by the Note Agreement. At the Annual Meeting the shareholders also approved an increase in common shares to 100,000,000. The table below depicts, as of July 12, 2002, the preferred stock estimated to be issued in exchange for the convertible notes discussed in Note 3 above.

         The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to 2.75 times the stated value, (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. A merger or sale of capital stock in which the Company's current shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

         The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up

--------------------------------------------------------------------------------
                                                                          Page 8
         of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. A merger or sale of capital stock in which the Company's current shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of the Company's assets shall be deemed to be a liquidation.

         According to a covenant in the Note Agreement, the Company may not redeem or repurchase any shares of company capital stock other than pursuant to equity incentive agreements with employees and service providers, the Articles of Incorporation and the Note Agreement.

         On July 12, 2002, the Company held the 2002 Annual Meeting of shareholders. In addition to the election of the members of the Board of Directors and the appointment of the independent auditors for the 2002 fiscal year, several proposals were voted on that allowed for the approval and conversion of the Note Agreement. The shareholders approved all proposals.

         The accompanying unaudited balance sheet as of June 30, 2002, does not reflect any effects of these shareholder approvals. The pro-forma effects of the impending debt conversion had it occurred as of June 30, 2002 or, where appropriate, as of the date of the Annual Meeting, at which the various transactions surrounding the conversion were approved by the shareholders, would be additional preferred stock of $9,973,000 which would be a result of the following:

                  a) the conversion of current debt of $8,050,000 to preferred equity,

                  b) the conversion of accrued and unpaid interest on the converted debt of $1,196,000,

                  c) the elimination of the $1,000,000 common stock warrants that will be relinquished upon the conversion of the December Convertible Notes, and

                  d) reduction for legal and professional fees of $273,000 relating to the Note Agreement.

         On July 31, 2002, the parties to the Note Agreement agreed to delay the conversion of the debt until (1) the approval of the Additional Listing Application filed with the AMEX in July 2002 for the purpose of listing the shares of conversion stock issuable under the Note Agreement and July Convertible Notes, and (2) the Company and The Edgewater Funds shall have mutually agreed that either (a) the Securities and Exchange Commission ("SEC") investigation (see Note 7) has been resolved in a manner that does not have a material adverse effect (as that term is defined in the Note Agreement) on the Company, or (b) the SEC investigation has progressed or is progressing such that its likely outcome and its effects on the Company are not likely to have a material adverse effect on the Company and should no longer delay the debt conversion.


--------------------------------------------------------------------------------
                                                                          Page 9

         The following table summarizes the convertible notes payable at June 30, 2002 and the pro-forma equivalent of both the convertible preferred stock to be issued, pending the Equity Closing, and the potential additional common stock outstanding that would result from the conversion of the convertible preferred stock:

                                                                                         PRO FORMA EQUIVALENT SHARES
                                                                                  ----------------------------------------
                                                                                    PENDING      REMAINING
                                                                                   PREFERRED     POTENTIAL    AS-CONVERTED
                                                                      JUNE 30,     SHARES TO     PREFERRED       COMMON
                                                                        2002      BE ISSUED(A)   SHARES(A)      SHARES(A)
                                                                    -----------   ------------  -----------   ------------
"June Convertible Notes " due April 2003, to be exchanged into
    Series B convertible preferred stock                            $ 3,150,000     2,886,000     1,493,000     13,135,000

"July Convertible Notes" due April 2003, to be exchanged into
    Series A convertible preferred stock                              5,000,000     7,935,000            --      7,935,000

"Amended November Convertible Notes" due December 2004(B)               958,000            --            --      3,832,000

"December Convertible Notes" due in January 2003, to be exchanged
    into Series A convertible preferred stock                         1,000,000     1,508,000            --      1,508,000

"December Convertible Notes" due January 2003(C)                        221,000            --            --        452,000
                                                                    -----------   -----------   -----------   ------------
                                                                    $10,329,000    12,329,000     1,493,000     26,862,000
                                                                    ===========   ===========   ===========   ============

(A) Includes the shares related to the anticipated accrued and unpaid interest on these notes through July 12, 2002 which amount will also convert into the respective preferred and common shares. The notes will continue to accrue interest until converted and, therefore, will actually convert in more shares than shown in the table above.

(B) This note is convertible into shares of the Company's common stock at the option of the holder at $.25 per share.

(C) This note is convertible into shares of the Company's common stock at the option of the holder at $.50 per share.

5.       Earnings (Loss) Per Share

         Earnings (loss) per basic share is calculated by dividing net income
         (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options, warrants, and convertible notes were excluded from the calculation of the loss per share because the effect would have been anti-dilutive. The antidilutive effects excluded from net loss per share computation at June 30 were as follows:

                                                  Three months ended                           Six months ended
                                                      June 30,                                     June 30,
                                          -------------------------------             -------------------------------
                                             2002                 2001                   2002                 2001
                                          ----------            ---------             ----------            ---------
Common stock options:
    Beginning of period                    3,373,100            6,416,292              1,891,282            6,657,441
    Granted (expired) during the period      (24,820)          (4,114,161)             1,456,998           (4,355,310)
                                          ----------            ---------             ----------            ---------
    End of period                          3,348,280            2,302,131              3,348,280            2,302,131
Warrants to purchase common stock A        4,021,700            5,754,000              4,021,700            5,754,000
Convertible notes payable and
   convertible preferred stock B          26,862,000            9,200,000             26,862,000            9,200,000
                                          ----------            ---------             ----------            ---------
Total                                     34,231,980           17,256,131             34,231,980           17,256,131
                                          ==========           ==========             ==========           ==========

A includes 2,000,000 warrants associated with convertible notes payable which, when converted, will be relinquished.

B includes shares related to the accrued and unpaid interest on these notes through July 12, 2002 which amounts are convertible into common shares.

6.       Other New Accounting Pronouncements

         In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and

--------------------------------------------------------------------------------
         reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002 and does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

         In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in January 2003 and is currently assessing the impact of SFAS #145 on its financial statements.

7.       Legal Proceedings

         The Company has been notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in the Company's securities and the securities of other companies during the period between 1999 and 2000, and (2) certain actions of the Company during that same period. The Company intends to fully cooperate with the SEC to the extent it requests information. At this time, management is unable to predict the outcome of this investigation with certainty. The Company could become subject to an order enjoining the Company from unlawful conduct and incur civil monetary penalties as a result of the investigation. Such penalties could have a material adverse effect on the Company and its operations or financial condition.

         The Company has several lawsuits pending against it, one of which involves a former employee who alleges damages in the amount of approximately $2,700,000. The Company believes it has good and meritorious defenses against these claims and plans to defend itself vigorously. While the outcome of this litigation cannot be predicted with certainty, Management believes that it will not have a material adverse effect on the Company's financial statements. However, an unfavorable outcome of this litigation could have a material adverse effect.

8.       2002 Stock Option Plan

         The Board of Directors adopted the 2002 Option Plan on April 16, 2002, subject to its approval by shareholders, which was granted at the 2002 Annual Meeting held in July 2002. The 2002 Option Plan is intended to supplement the 1999 Stock Option Plan. A total of 10,371,311 shares are reserved under the 2002 Stock Option Plan. Although it is the intention of both the shareholders and the Board of Directors that current executive officers and key employees in the company will receive the options under the 2002 Stock Option Plan, no individual grants have been issued.

         The Board of Directors believes that EpicEdge must offer a competitive equity incentive program if it is to continue to successfully attract and retain the best possible candidates for positions of responsibility within EpicEdge. The Board expects that the 2002 Option Plan will be an important factor in attracting and retaining the high caliber members of management and key employees essential to the Company's success and in motivating these individuals to strive to enhance the Company's growth and profitability. The Board intends to grant options under the 2002 Option Plan to current executive officers and key employees in the Company.

9.       Bonus Plan

         In April 2002, the Board voted to establish the EpicEdge, Inc. Bonus Plan ("Bonus Pool") for the benefit of the Company's management and employees. From the proceeds of a liquidation event, as defined in the bonus pool document, the bonus pool payment will be equal to 10% of the aggregate proceeds if the proceeds equal or exceed $12 million (the "Measurement Base"), increasing by 1.25% for every additional million dollars of aggregate proceeds, up to $20 million (such percentage is referred to as the "Applicable Percentage") of proceeds available for distribution to the preferred and common shareholders (the "Proceeds Available"), only upon a liquidation event and if the available

--------------------------------------------------------------------------------
                                                                         Page 11
         proceeds for distribution exceeds $12 million, otherwise the Applicable Percentage equals 0%. The proceeds available for distribution to the common and preferred shareholders are equal to the value of the consideration allocated to the holders of preferred and common stock, only upon a liquidity event. The Applicable Percentage shall increase as the aggregate amount of proceeds available for distribution to the preferred and common shareholders increases, but shall not exceed 20%. In addition, the Bonus Pool shall increase by $200,000 for every $1 million of aggregate proceeds available for distribution in excess of $20 million until the amount available for distribution to preferred and common shareholders is greater than $42 million. After such amount available for distribution exceeds $42 million, the Bonus Pool shall be reduced by $150,000 for every $1 million of aggregate proceeds available for distribution until the Bonus Pool is reduced to zero. An individual who is awarded participation in the Bonus Pool vests 30% on the date of the award and the remainder vests upon a liquidity event if the individual is employed by the Company immediately prior to such liquidity event. Provided, that, if an individual voluntarily resigns or is terminated for cause, all interests in the Bonus Pool granted to such individual will expire and be forfeited. Similarly, if the individual is terminated for anything other than cause, all unvested interests in the Bonus Pool will terminate and be forfeited. Percentages of the Bonus Pool will be allocated from time to time to management and employees of the Company at the discretion of the Chief Executive Officer as approved by the Board of Directors. The entire Bonus Pool will be allocated in full upon a liquidity event. Management has determined that this Bonus Plan has a potential compensation component in that it contains a contingent obligation of the Company that will be recognized when and if 1) the estimated Proceeds Available exceeds the Measurement Base, as defined above, and 2) a liquidity event, as defined in the bonus pool document, is judged to be probable. Management has concluded that neither of these two events has occurred and therefore no compensation adjustment is required as of June 30, 2002 under this Bonus Plan.

10.      AMEX Notice

         On May 28, 2002, the Company received notice from the AMEX indicating that it was not in compliance with certain of the Exchange's continued listing standards with its shareholders' equity below $2 million and due to losses from continuing operations and/or net losses in the two of its three most recent fiscal years, as set forth in Section 1003(a)(i) of the AMEX Company Guide. The Company was afforded an opportunity to submit a plan of compliance to the Exchange and on June 26, 2002 it presented its plan to the Exchange. On July 30, 2002 the Exchange notified the Company that the Exchange had accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards until March 31, 2003. The Company will be subject to periodic reviews by the Exchange during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in the Company being delisted from the American Stock Exchange.


                                      * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, contained elsewhere in this Form 10-Q.

This discussion contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Form 10-Q, which you should read carefully and in conjunction with our other filings with the SEC. We would particularly refer you to the section of this Form 10-Q under the heading "Investment Considerations" for an extended discussion of the risks confronting our business. The forward-looking statements in this Form 10-Q should be considered in the context of these risk factors.

EpicEdge, Inc. is a publicly held Texas corporation listed on the American Stock Exchange under the symbol "EDG." We were originally incorporated under the name Loch Exploration, Inc. in June 1979. In April 1989, Loch Exploration filed for Chapter 11 bankruptcy, and was reorganized in connection with its Plan of Reorganization, effective November 17, 1989. In December 1998, Loch Exploration, Inc. transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of Loch Energy, Inc. common stock, whereby Loch Energy became a subsidiary of Loch Exploration. In January 1999, Loch Exploration acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of common stock. In April 1999, Design Automation was merged into Loch Exploration, and Loch Exploration changed its name to Design Automation Systems Incorporated. In March 2000, we changed our name to EpicEdge, Inc. During the quarter ended September 30, 2000, we irrevocably transferred all of the shares of Loch Energy to a designated trustee.

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




--------------------------------------------------------------------------------
                                                                         Page 13

RESULTS OF OPERATIONS

The following table sets forth certain condensed statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                       Three Months Ended June 30,        Six Months Ended June 30,
                                                       ---------------------------       ---------------------------
                                                          2002             2001             2002             2001
                                                       ----------       ----------       ----------       ----------
Revenues                                                    100.0%           100.0%           100.0%           100.0%
Cost of revenues                                             67.9             63.7             67.1             69.7
                                                       ----------       ----------       ----------       ----------
    Gross margin                                             32.1             36.3             32.9             30.3
                                                       ----------       ----------       ----------       ----------
Operating expenses:
    Selling, general and administrative                      17.4             29.0             18.0             30.0
    Compensation and benefits                                16.0             26.6             17.6             42.6
    Depreciation                                              6.2              6.0              6.9              6.6
    Goodwill amortization and impairment                       --             31.0               --             34.5
                                                       ----------       ----------       ----------       ----------
                                                             39.6             92.6             42.5            113.7
                                                       ----------       ----------       ----------       ----------
         Loss from operations                                (7.5)           (56.3)            (9.6)           (83.4)

    Interest and other income (expense), net                 (6.1)           (20.7)            (6.6)           (21.1)
                                                       ----------       ----------       ----------       ----------
    Loss from continuing operations                         (13.6)           (77.0)           (16.2)          (104.5)
    Extraordinary gain                                        0.4             10.3              0.6              6.8
                                                       ----------       ----------       ----------       ----------
    Net loss                                                (13.2)%          (66.7)%          (15.6)%          (97.7)%
                                                       ==========       ==========       ==========       ==========

REVENUES


For the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, total revenues increased $414,000 or 10.6%, to $4,337,000 from $3,923,000. For the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, total revenues increased $703,000 or 10.0%, to $7,764,000 from $7,061,000. The increase in revenue is due primarily to the implementation of new contracts with existing clients. Two customers represented 56% and 59% of total revenues in the three and six months ended June 30, 2002, respectively; and the same two customers represented 57% and 56% in the three and six months ended June 30, 2001, respectively. Although there was a decrease in concentration of 6%, from 62% to 56% on a quarter-to-quarter basis in the current year, there was an increase in concentration for the six months comparison on a year-to-year basis. This increase is primarily the result of expanded business within these two customers and the quarterly decrease in the current year is a result of additional business with other customers.


COST OF REVENUES and GROSS PROFIT


For the three months ended June 30, 2002, total gross profit decreased to $1,394,000, or 2.0%, as compared to the three months ended June 30, 2001 of $1,422,000, however for the six months ended June 30, 2002, total gross profit increased to $2,552,000, or 19.4%, as compared to the six months ended June 30, 2001 of $2,137,000. The quarterly decrease in gross margin is a result of increased billable consultants to accommodate the increasing revenues and new contracts.


The gross margin percent from professional services decreased 11.6% for the three months ended June 30 from 36.3% in 2001 to 32.1% in 2002. This decrease is the result of an increase in revenue from governmental agencies, which typically carry lower gross margins, and the increase in the utilization of subcontractors on these increasing revenues. The comparable gross margin percent for the six months ended June 30 increased 8.6% from 30.3% in 2001 to 32.9% in 2002. The higher gross margin for the six months in 2002 was the result of the planned expansion of additional "milestone" projects from our eSolutions group. Milestone projects are those that must meet certain contractual milestones before revenue recognition can occur either on an interim phase or the final phase. Depending on the timing of the acceptance by the customer, the final phase of these contracts can provide higher gross margins than those realized over the entire contract.


OPERATING EXPENSES


Selling, general and administrative expenses decreased $384,000, or 33.8%, to $753,000 from $1,137,000 for the three months ended June 30, 2002, and 2001,


--------------------------------------------------------------------------------
                                                                         Page 14
respectively. For the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, selling, general and administrative expenses decreased $718,000, or 34.0%, from $2,114,000 to $1,396,000. In the first quarter 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to cash flow positive and eventually profitability. This strategy included a strict line-by-line review and evaluation of non-compensation expenses. This strategy was closely monitored throughout 2001 and continues into 2002.

Compensation and benefit expenses decreased $346,000, or 33.2%, to $696,000 from $1,042,000 for the three months ended June 30, 2002, and 2001, respectively. We are continuously evaluating and analyzing various aspects of the business for either current or potential future profitability. As a result of this review process, during the third quarter 2001, we made the strategic decision to eliminate certain ancillary activities, most notably our training division which further eliminated non-productive compensation and associated overhead expenses. This third quarter 2001 reduction eliminated an additional 16 full-time positions, or 14% of our workforce at that time. The effect of this staff elimination is part of the reduction in compensation and benefits experienced in the second quarter 2002 over the comparable period in 2001. For the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, compensation and benefit expenses decreased $1,647,000, or 54.7%, to $1,364,000 from $3,011,000. This decrease is a result of effects of our stabilization and reduction strategy that began in October 2000 with a reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001 and the 15% reduction in our workforce in the third quarter 2001 discussed above coupled with controlled growth in staff to maintain high utilization rates among our consulting staff and effective use of our non-billable resources. Due to these eventual reductions in compensation and benefits along with the results of our continuing line-by-line review and evaluation of non-compensation expenses, we may begin to be cash flow positive by the end of 2002; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

Depreciation and Amortization


Depreciation for the three and six months ended June 30, 2002 was $270,000 and $540,000, respectively compared to $234,000 and $469,000 for the same three and six months periods ended June 30, 2001. This increase is from the depreciation on replacement computer technology for our billable staff.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for the on January 1, 2002. Under SFAS No. 142, goodwill, with balances of $460,000 at June 30, 2002, with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

We assessed the carrying value of our goodwill in the second quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required at June 30, 2002.


Debt Discount Amortization


In November 2000, our former Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the "November Convertible Note"). We were able to draw upon the line of credit from time to time as needed. As of June 30, 2001, we had drawn $900,000 on the line of credit. The November Convertible Note has an annual interest at the rate of 8%, was originally convertible at the lenders' option at $.50 per share and was scheduled to mature on December 31, 2001. The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand. In connection with the November Convertible Note, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Note. This discount was amortized into interest expense over the life of the November Convertible Note. Debt discount amortization of $225,000 and $450,000 was recorded for the three and six months ended June 30, 2001, respectively. This November Convertible Note was amended as of April 16, 2002 (see LIQUIDITY AND CAPITAL RESOURCES).


In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the "December Convertible Notes"), both of which formerly served on

--------------------------------------------------------------------------------
                                                                         Page 15
our Board of Directors. The December Convertible Notes were originally convertible at the lenders' option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and originally matured on December 31, 2001. The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was amortized into interest expense over the life of the December Convertible Notes. Debt discount amortization of $375,000 and $750,000 was recorded for the three and six months ended June 30, 2001, respectively. On April 16, 2002, these December Convertible Notes were amended or renegotiated (see LIQUIDITY AND CAPITAL RESOURCES).


Interest Expense

Interest expense for the three and six months ended June 30, 2002 was $267,000 and $513,000, respectively compared to $222,000 and $303,000 for the three and six months ended June 30, 2001, respectively. Although this is an increase of $210,000 of the six months in 2002 over 2001, in 2001 there was $2.4 million of debt that had warrants issued in conjunction with them and this caused the debt to be recorded at a net carrying value of zero (see above). As a result, the interest that would have normally been associated with these debt instruments was reflected in the debt discount amortization.

In addition, as a result of the impending debt conversion (see LIQUIDITY AND CAPITAL RESOURCES), the majority of debt that generates this interest expense will convert into equity. However, the debt conversion has been delayed until certain additional closing conditions occur or are achieved as described in Note 4 to the financial statements included in this report. In future quarters, the remaining, non-converted debt is expected to generate approximately $85,000 in interest expense until the debt matures.

LIQUIDITY AND CAPITAL RESOURCES


As of June 30, 2002, our primary sources of liquidity were cash and cash equivalents of $282,000 and net accounts receivable of $2,737,000.


As of December 31, 2001, our primary sources of liquidity were cash and cash equivalents of $256,000 and net accounts receivable of $1,803,000.


Net cash used in operating activities was $1,294,000 for the six months ended June 30, 2002, as compared to $4,545,000 at June 30, 2001. The difference was primarily due to a reduction in losses from operations and the decrease non-cash items for amortization and debt discount partially offset by the increase in accounts payable and accrued liabilities.


Net cash used in investing activities was $79,000 for the six months ended June 30, 2002, as compared to net cash provided by investing activities of $5,418,000 for the six months ended June 30, 2001. This was primarily due to the proceeds received with the sale of IPS in the first quarter of 2001.

Net cash provided by financing activities was $1,399,000 for the six months ended June 30, 2002, as compared to net cash used in financing activities of $1,507,000 for the six months ended June 30, 2001. This difference was primarily a result of the $2,100,000 of convertible debt funding in the first and second quarter of 2002, net of scheduled payments of notes payable as compared to the repayment of the line of credit debt in the first quarter 2001 from the proceeds of the IPS transaction.

In April 2002, we entered into Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Loche (the "Note Agreement"). In accordance with a Note Agreement, the Board of Directors has approved and we currently anticipate issuing approximately 9,443,000 shares of Series A Preferred Stock, par value $0.01 per share, and approximately 2,886,000 shares of Series B Preferred Stock, par value $0.01 per share (the "Equity Closing"). An amendment to our Articles of Incorporation was approved by the shareholders at our Annual Meeting held in July 2002 that increased the number of authorized Preferred Stock to permit the conversion of the notes referred to in the Note Agreement.

In June 2001, we began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see RESTRUCTURING PLAN below), pay or renegotiate legacy expenses, and provide working capital to execute on our current operating plan. Although the final documents were not executed until April 2002, we


--------------------------------------------------------------------------------
                                                                         Page 16
received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (the "June Convertible Notes"). We received additional funding of $860,000 under the June Convertible Notes in February and early March 2002. In addition, in April and May 2002, we received an additional $1,240,000 under the June Convertible Notes. On April 16, 2002, the terms were finalized on these convertible notes, subject to stockholder approval, which was granted at the 2002 Annual Meeting held in July 2002. The total amount to be received under these new convertible notes is a minimum of $2,650,000 up to a maximum of $4,500,000 ($3,150,000 of which has been received as of June 2002). Until converted, these June Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%. At the Equity Closing, these notes, consisting of the outstanding balance, plus any accrued interest, are to be exchanged into shares of Series B Convertible Preferred Stock. The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

In July 2000, we completed a $5 million convertible debt offering with Edgewater and Fleck T.I.M.E. In December 2000, we issued $1.5 million in convertible notes to Fleck T.I.M.E. and Bahram Nour-Omid. Upon the Equity Closing, the principal and accrued interest underlying the notes issued in July 2000 and the note in the principal amount of $1,000,000 and accrued interest thereon issued to Fleck T.I.M.E. in December 2000 will convert into shares of Series A Preferred Stock, par value $0.01. The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to 2.75 times the stated value, (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

In November 2000, our former Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the "November Convertible Note"). We could draw upon the line of credit from time to time as needed and had drawn $900,000 at June 30, 2002 and December 31, 2001. The November Convertible Note bore annual interest at the rate of 8%, was convertible at the lenders' option at $.50 per share and was scheduled to mature on December 31, 2001. The lender had the option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand. In August 2001, we renegotiated the terms of the November Convertible Note (the "Amended November Convertible Note") that extended the maturity date and increased the conversion feature to $1.00 per share, convertible at the lender's option. In exchange, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001. In September 2001, the $100,000 unused balance of the November Convertible Note was cancelled. On April 16, 2002, in conjunction with the Convertible Notes discussed above, the Amended November Convertible Notes were renegotiated. The new terms are that the Amended November Convertible Notes still bear an annual interest rate of 8%, are convertible at the lenders' option into shares of our common stock at $.25 per share and mature on December 1, 2004.

In connection with the November Convertible Note, the lender was issued in 2000 five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock



--------------------------------------------------------------------------------
                                                                         Page 17
at $.01 per share. We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in an initial net carrying value of zero for the November Convertible Note. This discount was being amortized into interest expense over the life of the November Convertible Note. In connection with the renegotiation of the November Convertible Notes in 2001, the stockholder forfeited his rights to the 2,000,000 warrants to purchase common stock. Upon forfeiture of these warrants the debt was brought to its full value of $900,000 with the remaining unamortized portion of the debt discount of $225,000 being offset to additional paid in capital. Debt discount amortization totaling $600,000 was recorded as interest expense related to these warrants in 2001.

In December 2000, we issued $1,500,000 in convertible notes to two of its stockholders (the "December Convertible Notes'), both of which formerly served on the Company's Board of Directors. The December Convertible Notes are convertible at the lenders' option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and matured on December 31, 2001. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was to be amortized into interest expense over the original life of the December Convertible Notes. This debt discount was fully amortized as of December 31, 2001 and amortization of $1,300,000 was recorded as interest expense in 2001. Of these convertible notes, the holder of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003. On April 16, 2002, we renegotiated this portion of the December Convertible Notes, plus accrued interest ($128,000 at June 30, 2002), which is to be exchanged into Series A Preferred Stock upon the Equity Closing. The Holder of the remaining $500,000 had demanded payment and on April 16, 2002, the Company negotiated with this individual to repay this note over an installment period. In April 2002, $300,000 was paid on this remaining December Convertible Note and the balance plus accrued interest is due in January 2003.

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

At June 30, 2002, we had a working capital deficit of $11,514,000. However, had the impending debt conversions as approved by the shareholders occurred as of June 30, 2002 (see pro-forma effects discussed in Note 4 of the financial statements), we would have had a working capital deficit of $2,570,000. Additionally, over the preceding two years we have completed several acquisitions that have placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations. Management can raise an additional $1,350,000 under the current financing agreements in place at June 30, 2002 at the discretion of the investors. In addition, on April 16, 2002, we received a commitment (the "Commitment") in the form of a letter agreement with Edgewater Private Equity Fund III, L.P. ("Edgewater") to invest up to an additional $1,360,000 pursuant to a new agreement for the purchase of secured promissory notes that are convertible into a new series of preferred stock. This Commitment is valid through October 16, 2003. This new series of preferred stock would have a liquidation preference equal to 3 times its purchase price and would be senior with respect to liquidation preference to the Series A and Series B Preferred Stock. Any additional financing pursuant to the Commitment which is described above is contingent upon the following: (a) there being (i) no material adverse change in our financial condition, business, operating results, operations, business prospects or property, as measured against our Board of Directors' current operating plan (a "Material Adverse Change"), or (ii) no default or event of default under the Purchase Agreement (a "Default"), to the extent that there is a Material Adverse Change or a Default, prior to the financing described above, Edgewater shall not be obligated to provide us with any of the amounts described above; (b) Board approval in advance of the financing; and (c) the execution of definitive documents, which shall contain in detail the terms described above and shall also contain other rights, including, without limitation, registration rights, protective provisions, information rights and events of defaults and remedies on essentially the same terms described in the Purchase Agreement. In the event we are not able to execute on our



--------------------------------------------------------------------------------
                                                                         Page 18
current operating plan or a Material Adverse Change occurs as described in the Commitment, we may not be able to get any additional funding from Edgewater.

Management expects that our current available funds, funds provided from current operations and additional amounts to be funded by Edgewater under the Commitment will be sufficient to satisfy our cash requirements through the end of 2002. However, based on our current forecasts, we believe that we may need to obtain addition capital in early 2003. If our operating cash flows are inadequate or if we are unable to raise sufficient financing through the Commitment or otherwise, we may not be able to continue successfully funding our operations. We believe that our success in obtaining the necessary financing will depend upon, among other factors, successfully executing on our current operating plan. If we fail to execute on our current operating plan or a Material Adverse Change occurs as described in the Commitment, we may not be able to obtain any additional funds from Edgewater under the Commitment. In that event, we may need to raise additional funding from other sources. Sources of additional funding may include bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.

In view of the renegotiations of debt terms and subsequent financings discussed above, management believes that we will continue as a going concern through the remainder of 2002. However, there can be no assurance that these events will provide the necessary working capital to fulfill our needs; therefore, additional cost reductions or additional sources of funds may be necessary in early 2003.

RESTRUCTURING PLAN

Effective January 1, 2001, with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation, and to the IPS Associates, Inc. Stock Ownership Plan. The consideration for the sale was (1) the return of an aggregate 740,260 shares of our common stock, including ESOP shares, (2) $5,700,000 in net proceeds and (3) the transfer of the IPS ESOP plan, along with the note payable to a financial institution for the ESOP financing of $4,861,000. The stock purchase agreement provided that 143,323 shares of the 740,260 shares of our common stock be held in escrow until the earlier of (1) the completion of audited financial statements of IPS for the year ended December 31, 2000, or (2) six months from the date of closing. In the event that the net equity, revenues or net earnings of IPS differed by more than $500,000 from the financial statements disclosed in the purchase agreement, Red & Blue, Inc. had the right to setoff the difference against the shares held in escrow at a value based upon the closing price of our common stock on the day before the setoff. In the event of a setoff, we had agreed to immediately register the setoff shares. Based on audited financial results of IPS, no such setoff occurred. As discussed in Note 2, the goodwill related to IPS was written down as of December 31, 2000, to the amount recoverable in the sale.

In the first quarter of 2001, we received the above-described proceeds, cancellation of the inter-company payable and receivables with IPS, along with the return of 740,260 shares now in treasury stock, in exchange for the transfer of assets of $6,085,000 and liabilities of $8,028,000. In addition, with the return of the shares held by the ESOP, a reduction in unearned compensation of $8,979,000 associated with these unreleased ESOP shares was recorded as a charge against the additional paid in capital arising from the IPS acquisition. The net proceeds from the sale of IPS were used to pay off the secured debt for $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

In February 2001, we adopted a strategy and a plan of execution to reduce our workforce and other costs in order to stabilize the organization.

In February 2001, we hired a consulting group to assist in designing and executing a repayment plan (the "Plan") with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, we could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy our obligations to the unsecured creditors. In June 2001, in accordance with the Plan, we paid the initial installment to consenting unsecured creditors under the Plan representing 18% of the original obligation. In December 2001, we made a second installment of 12% of the original obligation to fully satisfy its obligations under the Plan as it relates to $2,045,000 of the original unsecured accounts payable. The remaining balance of $1,049,000 will be paid quarterly at four (4%) percent of the original balance over the next two and one-half (2 1/2) years, unless they agree to a lesser amount over a shorter time. Based upon the payables satisfied by payments made under the Plan, we recognized an extraordinary gain from this restructuring of $27,000 in the first quarter 2002 and $18,000 in the second quarter 2002.


--------------------------------------------------------------------------------
                                                                         Page 19

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

OUR REVENUES AND OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO FORECAST, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

         Our revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including:

         o the number, size and scope of projects in which we are engaged;

         o demand for our services generated by strategic relationships and certain prime contractors;

         o economic conditions in the vertical and geographic markets we serve;

         o our employee utilization rates and the number of billable days in a particular quarter;

         o        the contractual terms and degree of completion of projects;

         o any delays or costs incurred in connection with project; or early termination of, a project;

         o the accuracy of estimates of resources required to complete ongoing projects;

         o our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors;

         o start-up costs including software license fees incurred in connection with the initiation of large projects;

         o        the adequacy of provisions for losses.

The timing and realization of opportunities in our sales pipeline make the timing and variability of revenues difficult to forecast. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as


--------------------------------------------------------------------------------
                                                                         Page 20
indications of future performance and may result in volatility and declines in the price of our common stock. In addition, our operating results may from time to time be below the expectations of analysts and investors. If so, the market price of our common stock may decline significantly.

WE MAY REPORT AN OPERATING LOSS IN 2002 AND MAY NOT ACHIEVE OR SUSTAIN FUTURE PROFITABILITY.

         Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous three fiscal years, and again in the first two quarters of 2002. Although our revenues have generally been increasing since the third quarter of fiscal 2000 at an annualized rate of over 9% and this trend has continued into at least the first portion of 2002, it is possible that we will continue to incur operating losses, and that our revenues may decline for the remainder of 2002. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan does not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to maintain the historical increase in our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not be able to sustain it.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE.

         On April 16, 2002, the terms were finalized on an initial funding under the Purchase Agreement (see Liquidity and Capital Resources). The total amount to be received under the Purchase Agreement is a minimum of $2,650,000, up to a maximum of $4,500,000 at their discretion ($3,150,000 of which has been received as of June 2002). We have also received a commitment from one of our current shareholders, Edgewater, pursuant to which they have agreed to fund up to an additional $1,360,000 through October 2003 subject to certain conditions (see LIQUIDITY AND CAPITAL RESOURCES). Management expects that our current available funds, funds provided from current operations and the additional amounts to be funded by Edgewater will be sufficient to satisfy our cash requirements through the end of 2002. However, based on our current forecasts, we believe that we may need to obtain additional capital in early 2003. If our operating cash flows are inadequate or if we are unable to raise sufficient financing through the Commitment or otherwise, we may not be able to continue successfully funding our operations. We believe that our success in obtaining the necessary financing will depend upon, among other factors, successfully executing on our current operating plan. If we fail to execute on our current operating plan or a Material Adverse Change occurs as described under the Commitment, we may not be able to obtain any additional funds from Edgewater under the Commitment. In that event, we may need to raise additional funding from other sources. Sources of additional financing may include bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.

WE DEPEND ON GOVERNMENT AGENCIES FOR A MAJORITY OF OUR REVENUES AND THE LOSS OR DECLINE OF EXISTING OR FUTURE GOVERNMENT AGENCY FUNDING WOULD ADVERSELY AFFECT OUR REVENUES AND CASH FLOWS.

         For the quarter ended June 30, 2002, approximately 88% of our revenues were either directly or indirectly, as a subcontractor, derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

BUSINESSES MAY DECREASE OR DELAY THEIR USE OF ADVANCED TECHNOLOGIES AS A MEANS FOR CONDUCTING COMMERCE.

         Our future success depends heavily on the increased acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced


--------------------------------------------------------------------------------
technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

         o inability to implement and sustain profitable business models using advanced technologies;

         o        inadequate network infrastructure or bandwidth;

         o delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

         o delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

         o failure of companies to meet their clients' expectations in delivering goods and services using advanced technologies.

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

--------------------------------------------------------------------------------
                                                                         Page 22

THE TRADING PRICE OF OUR STOCK HAS BEEN, AND IS EXPECTED TO BE, HIGHLY VOLATILE. THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT FLUCTUATION.

         In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

         o general economic or stock market conditions unrelated to our operating performance;

         o        quarterly variations in operating results;

         o        changes in earnings estimates by analysts;

         o any differences between reported results and analysts' published or unpublished expectations;

         o announcements of new contracts or service offerings by us or our competitors; and

         o        other events or factors.

WE DEPEND HEAVILY ON OUR PRINCIPAL CLIENTS.

         We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. In the second quarter of 2002, our two largest clients, the Texas Department of Health and Northrup Grumman, accounted for approximately 57% of our revenues. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

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

         An unanticipated termination of a major project, a client's decision not to proceed to the subsequent stage of a project, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and could therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.

WE SOMETIMES ENTER INTO FIXED-PRICE CONTRACTS.

         Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. We recognize revenues as defined milestones are reached. For the three months ended June 30, 2002, approximately 29% of our projects were fixed-price, fixed time frame contracts. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we may experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.


--------------------------------------------------------------------------------
                                                                         Page 23

WE FACE SIGNIFICANT COMPETITION IN MARKETS THAT ARE NEW, INTENSELY COMPETITIVE AND RAPIDLY CHANGING.

         The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting firms, strategy consulting firms, Internet and e-business professional services providers, software integration firms, application software vendors, and internal information systems groups. Some of our competitors are Accenture Ltd., Braun Consulting, Inc., CACI International, Inc., Maximus, Inc., Lante Corporation, and KPMG Consulting, Inc. Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition than we do. These firms may attempt to gain a competitive advantage by offering large pricing concessions. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. We believe that the principal competitive factors in our markets include:

         o        Internet expertise and talent;

         o        quality of service, price and speed of delivery;

         o ability to integrate strategy, technology and creative design services;

         o        vertical industry knowledge; and

         o        project management capability.

         We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

         o the ability of our competitors to hire, retain and motivate their senior staff;

         o the development by others of Internet solutions or software that is competitive with our products and services; and

         o        the extent of our competitors' responsiveness to client needs.

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

LEGISLATIVE ACTIONS, HIGHER INSURANCE COST AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.

         There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are likely to increase rates as a result of high claims rates over the past year and our rates for our various insurance policies are likely to increase. Further, proposed initiatives result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

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


--------------------------------------------------------------------------------

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

            Many of our engagements involve projects that are critical to the operations of our clients' businesses and provide benefits that may be difficult to quantify. The failure by us to meet a client's expectations in the performance of the engagement could damage our reputation and adversely affect our ability to attract new business. We have undertaken, and may in the future undertake, projects in which we guarantee performance based upon defined operating specifications or guaranteed delivery dates. Unsatisfactory performance or unanticipated difficulties or delays in completing such projects may result in client dissatisfaction and a reduction in payment to us, payment of penalties or damages by us as a result of litigation or otherwise. In addition, unanticipated delays could necessitate the use of more resources than we initially budgeted for a particular project, which could increase our costs for that project.

WE COULD BECOME SUBJECT TO LAWSUITS OR INVESTIGATIONS THAT COULD RESULT IN MATERIAL LIABILITIES TO US OR CAUSE US TO INCUR MATERIAL COSTS.

            We have been notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in our securities and the securities of other companies during the period between 1999 and 2000, and (2) certain of our actions during that same period. We intend to fully cooperate with the SEC to the extent it requests information. As a result of the investigation, we could become subject to an order enjoining us from unlawful conduct and incur civil monetary penalties. Such penalties could have a material adverse effect on our operations or financial condition.


--------------------------------------------------------------------------------
                                                                         Page 25

            We have several lawsuits pending against us, one of which alleges damages in the amount of approximately $2,700,000. We believe we have good and meritorious defenses against these claims and plan to defend ourselves vigorously. While the outcome of this litigation cannot be predicted with certainty, we believe that it will not have a material adverse effect on our financial statements. However, an unfavorable outcome of this litigation could have a material adverse effect. In addition, any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. Our general liability insurance coverage, which includes coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

OUR COMMON STOCK MAY BE DELISTED FROM THE AMERICAN STOCK EXCHANGE. IF IT IS DELISTED, THE MARKET PRICE OF THE COMMON STOCK COULD DECLINE POTENTIALLY TO ZERO AND YOU COULD LOSE YOUR INVESTMENT.

            As a result of our delay in filing Form 10-KSB for 2000 and the first and second quarter 10-Q of 2001, AMEX suspended the trading of our stock on the AMEX. Upon review of these items once they were filed, they reinstated trading in our stock. Currently, however we are not in compliance with several AMEX rules.

            On May 28, 2002, we received notice from the AMEX indicating that we are not in compliance with certain of the Exchange's continued listing standards with our shareholders' equity below $2 million and due to losses from continuing operations and/or net losses in the two of our three most recent fiscal years, as set forth in Section 1003(a)(i) of the AMEX Company Guide. We were afforded an opportunity to submit a plan of compliance to the Exchange and on June 26, 2002 we presented our plan to the Exchange. On July 30, 2002 the Exchange notified us that it accepted our plan of compliance and granted us an extension of time to regain compliance with the continued listing standards until March 31, 2003. We will be subject to periodic reviews by the Exchange during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the American Stock Exchange.

            Not withstanding the terms of the July 30, 2002 letter from the AMEX, the Exchange has advised us that consistent with its obligations and responsibilities as a self-regulatory organization, it is authorized to initiate immediate delisting proceedings as appropriate in the public interest. Therefore, despite compliance with the submitted plan, the AMEX may decide to delist our common stock based on our non-compliance with AMEX rules or our financial condition. Although we intend to take steps to maintain our listing, we can give no assurances that our securities will not be delisted from trading by AMEX. If we lose our AMEX listing status, our common stock would most likely trade in the over-the-counter market, which is viewed by most investors as a less desirable and less liquid marketplace. In that event, trading in shares of our common stock would likely decrease substantially or cease altogether, and the market price of the common stock would likely decline further, potentially to zero.

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

--------------------------------------------------------------------------------
                                                                         Page 26

CERTAIN SHAREHOLDERS CAN CONTROL MATTERS REQUIRING SHAREHOLDER APPROVAL BECAUSE THEY OWN A LARGE PERCENTAGE OF OUR COMMON STOCK, AND THEY MAY VOTE THIS COMMON STOCK IN A WAY WITH WHICH OTHER SHAREHOLDERS MAY NOT AGREE.

            Certain shareholders Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP and affiliates of Fleck own approximately 36% and 15%, respectively, of the outstanding shares of our common stock. In addition, with the impending conversion of the various convertible debt into voting Preferred Stock, Edgewater and Fleck will have greatly increased their voting control over our affairs. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including the election of directors, a sale of substantially all our asserts, a merger with another entity or an amendment our certificate of incorporation. The ownership position of these shareholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

OUR ISSUANCE OF PREFERRED STOCK COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

            Our board of directors has the authority and, pursuant to the Note and Preferred Stock Purchase Agreement, is obligated to issue preferred stock upon receiving the requisite shareholder approval, such approval was granted at our 2002 Annual Meeting held in July 2002. The preferred stock, when issued, will be issued with voting, liquidation, and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discourage bids for the common stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our common stock.


Item 3. Quantitative and Qualitative Disclosures About Market Risk


We do not believe there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item. However, we have obligations that have fixed interest rates and, therefore, contain market rate risk.

Convertible Notes Payable - On June 21, 2001 we executed letter agreements and promissory notes (the "June Notes") with certain existing stockholders. As of December 31, 2001 we had received $1,050,000 relating to these June Notes. As of June 30, 2002, we had received an additional $2,100,000 for a total of $3,150,000 relating to these June Notes. The June Notes originally were for a term of one year and have a stated interest rate of 8%. On April 16, 2002, the June Notes were replaced with a substitute convertible secured promissory note (the "June Convertible Notes") that has a maturity date of April 2003. Subject to stockholder approval, which was granted at our 2002 Annual Meeting held in July 2002, the outstanding balance, plus any accrued interest ($129,000 at June 30, 2002), of the June Convertible Notes are to be exchanged into shares of Series B Convertible Preferred Stock. The terms of these June Convertible Notes were finalized on April 16, 2002. On July 31, 2002, the parties to the Note Agreement agreed to delay the conversion of this debt (see Note 4 to the financial statements included in this report).

In July 2000, we completed a $5,000,000 convertible debt offering ("July Convertible Notes") with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. The July Convertible Notes bear annual interest at 9.5%. Originally, the principal and accrued and unpaid interest was convertible at the option of the holder into shares of our common stock at a conversion price of $5.00 per share. We recorded an imputed debt discount of $5,000,000 related to the beneficial conversion feature and based on the quoted market price of our common stock of $19.50 per share on the date of issuance. At December 31, 2000, this debt was due on demand, and the imputed discount was fully amortized to expense. On July 20, 2001, we reached an agreement related to the July Convertible Notes, under which the maturity date was extended to August 1, 2002. Originally the conversion terms were to be renegotiated by August 15, 2001; otherwise, a penalty of $500,000 would have been assessed and payable in February 2002. On April 16, 2002, we completed these renegotiations. Under the new terms, subject to stockholder approval, which was granted at our 2002 Annual Meeting held in July 2002, the principal and accrued interest ($937,000 at June 30, 2002) underlying the July Convertible Notes are to be exchanged into Series A Convertible Preferred Stock. As a result of the delay of the pending conversion (see Note 4 to the financial statements), on August 1, 2002 these notes were amended to mature on April 16, 2003.

In November 2000, our then Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of a convertible note (the "November Convertible Note"). We could draw upon the line of credit from time to time as needed and had drawn $900,000 at December 31, 2001 and 2000. The November Convertible Note bore annual interest at the rate of 8%, was convertible at the lenders' option at $.50 per share and was scheduled to mature on December 31, 2001. The lender had the


--------------------------------------------------------------------------------
                                                                         Page 27
option to demand repayment of the November Convertible Note within 30 days after the IPS sale; however, the lender made no such demand. In August 2001, we renegotiated the terms of the November Convertible Note (the "Amended November Convertible Note") that extended the maturity date to December 1, 2002 and increased the conversion feature to $1.00 per share, convertible at the lender's option. Furthermore, if the Amended November Convertible Note was not paid at the new maturity date, the lender, at his sole discretion, could have converted the note at $0.50 per share, demanded payment or further extended the maturity date until December 1, 2003. Finally, if the Amended November Convertible Note was not paid at the new extended maturity date, the lender, at his sole discretion, could have converted the note at $0.25 per share, demanded payment or further extended the maturity date until December 1, 2004. In exchange, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001. In September 2001, the $100,000 unused balance of the November Convertible Note was cancelled. On April 16, 2002, in conjunction with the Notes discussed above, the new terms are that the Amended November Convertible Note still bears an annual interest at the rate of 8%, is convertible at the lenders' option into shares of our common stock at $.25 per share and matures on December 1, 2004.

In December 2000, we issued $1,500,000 in convertible notes to two of its stockholders (the "December Convertible Notes'), both of which formerly served on our Board of Directors. The December Convertible Notes are convertible at the lenders' option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and matured on December 31, 2001. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was to be amortized into interest expense over the original life of the December Convertible Notes. This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 was recorded as interest expense in 2001. Of these convertible notes, the holders of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003. On April 16, 2002, we renegotiated this portion of the December Convertible Notes, plus accrued interest ($128,000 at June 30, 2002), which is to be exchanged into Series A Preferred Stock, subject to stockholder approval, which was granted at the 2002 Annual Meeting held in July 2002. The Holder of the remaining $500,000 had demanded payment and on April 16, 2002, we negotiated with this individual to repay this note over an installment period. In April 2002, $300,000 was paid on this remaining December Convertible Note and the balance plus accrued interest is due in January 2003.

Notes Payable - Other - In March 2001, we negotiated new terms for $1,933,000 of other notes payable. Under these new terms, we are required to make equal monthly payments, which represent principal and interest at 10%, of $25,000 through January 2002 and $75,000 per month from January 2002 until a balloon payment is due in October 2002.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We have been notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in our securities and the securities of other companies during the period between 1999 and 2000, and (2) certain of our actions during that same period. We intend to fully cooperate with the SEC to the extent it requests information. As a result of the investigation, we could become subject to an order enjoining us from unlawful conduct and incur civil monetary penalties. Such penalties could have a material adverse effect on our operations or financial condition.

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

Item 4.  Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Shareholders was held on July 12, 2002 at our principal executive officers at 5508 Two Ninety West, Suite 300, Austin, TX 78735. Eleven


--------------------------------------------------------------------------------
                                                                         Page 28
proposals were voted on at the Annual Meeting and the results of the voting are as follows:


Proposal 1: Election of five members to our Board of Directors for one-year terms. Each of the below director nominees received the number and type of votes set forth opposite each of their names below:


                                                                                          Votes Against, Withheld
                                                                                          Abstained and/or Broker
Director Nominee                                             Votes For                            Nonvotes
----------------                                            ----------                    ------------------------
Carl R. Rose                                                17,141,671                            136,779

Richard Carter                                              17,141,671                            136,779

Panna Sharma                                                17,024,331                            254,119

Mark McManigal                                              17,141,671                            136,779

John Svahn                                                  17,141,671                            136,779


Proposal 2: Amendment and restatement of our Articles of Incorporation to increase the number of shares of common stock authorized from 50,000,000 to 100,000,000. Proposal 2 received the following votes:
            For - 12,217,986; Against - 197,328; Abstain - 9,173; Broker
            non-votes - 4,853,963.


Proposal 3: Amendment and restatement of our Articles of Incorporation to increase the number of shares of preferred stock from 5,000,000 to 30,000,000, to designate 10,000,000 shares of our capital stock as Series A Preferred Stock, to designate 10,000,000 shares of our capital stock as Series B Preferred Stock and to authorize 10,000,000 shares of our capital stock as blank check preferred stock. Proposal 3 received the following votes: For - 12,158,465; Against - 253,223; Abstain - 12,789; Broker non-votes - 4,853,973.


Proposal 4: Amendment and restatement of our Articles of Incorporation to change the stated purpose of our business. Proposal 4 received the following votes: For - 12,355,704; Against - 53,481; Abstain - 15,302; Broker non-votes - 4,853,963.


Proposal 5: Ratification of the September 2000 sale of 2,000,000 shares of our common stock to certain private investors for $2 million. Proposal 5 received the following votes: For - 10,266,491; Against - 151,524; Abstain - 6,472; Broker non-votes - 4,853,963.


Proposal 6: Approval of the November 2000 convertible debt financing in the amount of $900,000 to our then Chairman, Carl Rose. Proposal 6 received the following votes: For - 10,164,151; Against - 249,248; Abstain - 11,086; Broker non-votes - 4,853,965.


Proposal 7: Approval of the December 2000 convertible debt financing in the amount of $1.5 million to two of our shareholders. Proposal 7 received the following votes: For - 10,181,383; Against - 232,860; Abstain - 10,244; Broker non-votes - 4,853,963.


Proposal 8: Approval of an April 2002 financing in which we agreed to convert debt issued in July 2000 and certain debt issued in December 2000 into shares of Series A Preferred Stock upon receiving shareholder approval, issued substitute notes to replace convertible notes issued in June 2001, February 2002 and March 2002, and issued additional notes in April and May 2002 which substitute and new notes are convertible into shares of Series B Preferred Stock upon receiving shareholder approval. Proposal 8 received the following votes: For - 10,189,238; Against - 224,810; Abstain - 10,435; Broker
            non-votes - 4,853,967.


Proposal 9: Establishment of a management bonus pool for the benefit of certain members of management. Proposal 9 received the following votes: For - 12,118,660; Against - 287,725; Abstain - 18,102; Broker
            non-votes - 4,853,963.

--------------------------------------------------------------------------------
                                                                         Page 29

Proposal 10: Adoption of the EpicEdge, Inc. 2002 Stock Option Plan and
             reservation an aggregate of up to 10,317,311 shares of the common stock for issuance under the plan. Proposal 10 received the following votes: For - 12,154,250; Against - 263,905; Abstain - 6,332; Broker non-votes - 4,853,963.


Proposal 11: Ratification of the Appointment of Deloitte & Touche as our
             independent public accountant. Proposal 11 received the following votes: For - 17,251,328; Against - 27,000; Abstain - 122.


Item 6.  Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.1(1)         Exchange Agreement, dated December 31, 1998, by and between
               Loch Exploration, Inc., Loch Energy, Inc., Design Automation
               Systems, Inc. and Carl Rose

2.2(2) Agreement and Plan of Merger, dated March 31, 1999, by and between Loch Exploration, Inc., the Shareholders of COAD
               Solutions, Inc. and COAD Solutions, Inc.

2.3(2)         Purchase Agreement, dated August 21, 1998, by and between
               Loch Exploration, Inc., KanMap, Inc. and Cherokee Methane
               Corporation

2.4(2)         Articles of Merger of Parent and Subsidiary between Loch
               Exploration, Inc. and Design Automation Systems, Inc. filed with the Texas Secretary of State on April 12, 1999

2.5(6) Agreement and Plan of Merger, dated May 1999, by and between Design Automation Systems, Inc., Dynamic Professional Services,
               L.L.C. and COAD Solutions, Inc.

2.6(7) Agreement and Plan of Merger, dated July 30, 1999, by and between Design Automation Systems, Inc., Connected Software
               Solutions, Inc., COAD Solutions, Inc., Roger Barnes and Lance
               Dunbar

2.7(10) Agreement and Plan of Merger, dated February 29, 2000, by and between Design Automation Systems, Inc., EACQ, LLC, The
               Growth Strategy Group, Inc., Peter Davis, Jean Albert and Michael
               McCahey

2.8(13) Agreement and Plan of Merger, dated June 6, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition
               Corporation, William Kern, Isabelle Suares, Peter Heinrich and
               William Johnson

2.9(13)        Amendment to Agreement and Plan of Merger, dated June 30,
               2000, by and between the Company, IPS Associates, Inc., EDG
               Acquisition Corporation, William Kern, Isabelle Suares, Peter
               Heinrich and William Johnson

2.10(14) Asset Purchase Agreement, dated July 19, 2000, by and between the Company, Tumble Interactive Media, Inc. and Charles
               C. Vornberger

2.11(15) Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc.
               Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.

2.12(16) Amendment to Exchange Agreement, dated January 27, 1999, effective December 31, 1998, by and between Loch Exploration,
               Inc., Loch Energy, Inc., Design Automation Systems, Inc., Carl
               Rose, Glen Loch, Southport Capital Corporation, Carl R. Rose,
               Trustee, Charles Leaver and Kelly Knake

2.13(17) Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc. and
               Net Information Systems, Inc.

3.1(#) Restated Articles of Incorporation filed with the Texas Secretary of State on July 18, 2002

3.2(25)        Second Amended and Restated Bylaws

4.1(23)        Specimen Stock Certificate

4.2(18)        Registration Agreement, dated February 18, 2000, by and between
               Design Automation Systems, Inc., Edgewater Private Equity Fund
               III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund,
               LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain
               Investment, LLC, Gerald C. Allen, and John Paul DeJoria

4.3(18)        Shareholders' Agreement, dated February 18, 2000, by and between
               Design Automation Systems, Inc., Carl Rose, Charles Leaver, Kelly
               Knake, Jeff Sexton, Edgewater Private Equity Fund III, L.P.,
               Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck
               Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,
               Gerald C. Allen, and John Paul DeJoria


--------------------------------------------------------------------------------
                                                                         Page 30

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
4.4(11)        Shareholders' Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
               Private Equity Fund III, L.P., Aspen Finance Investors I, LLC,
               Fleck T.I.M.E. Fund, LP and Fleck Family Partnership II, LP

4.5(11) Registration Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck
               T.I.M.E. Fund, LP

4.6(23)        Warrant Certificate issued by Design Automation Systems, Inc. to
               Aspen Finance Group on February 18, 2000

4.7(23)        Form of Warrant issued by Design Automation Systems, Inc. to
               Robert Maddocks for 25,000 shares of our Common Stock and to
               Robert Heller for 15,000 shares of our Common Stock on March 20,
               2000

4.8(23)        Warrant to Purchase Common Stock issued by the Company to Reliant
               Energy, Inc. on April 30, 2000

4.9(23)        Warrant issued by the Company to Nicholas L. Reding on May 25,
               2000

4.10(23) Form of Warrant issued by the Company to Fleck T.I.M.E. Fund, LP for 2,000,000 shares of our Common Stock and to Bahram Nour-Omid for 1,000,000 shares of our Common Stock

4.11(23) Form of Warrant issued by the Company to each of Panna Sharma and Eric Loeffel, each for 30,000 shares of our Common Stock, on July
               31, 2001

4.12(23)       Warrant Agreement issued by the Company to Brewer & Pritchard,
               P.C. on May 15, 2001

4.13(23)       Form of Convertible Note issued by the Company to Carl Rose on
               November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000

4.14(23) Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000

4.15(23)       Form of Convertible Note issued by the Company on December 1,
               2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000

4.16(23)       June 21, 2001 Letter Agreement by and between the Company, John
               Paul DeJoria and Patrick Loche, as amended on February 7, 2002

4.17(23)       Secured Promissory Note, dated February 19, 2002, issued by the
               Company to Edgewater Private Equity Fund III, L.P.

4.18(23)       Subordination Agreement, dated February 19, 2002, by and between
               Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access

4.19(23)       Security Agreement, dated February 19, 2002, by and between the
               Company and Edgewater Private Equity Fund III, L.P.

4.20(23)       Trademark and License Security Agreement, dated February 19,
               2002, by and between the Company and Edgewater Private Equity
               Fund III, L.P.

4.21(23) Substitute Secured Promissory Note, dated March 5, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P.

4.22(23) First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III,
               L.P.

4.23(23) First Amendment to Trademark and License Security Agreement, dated March 5, 2002, by and between the Company and Edgewater
               Private Equity Fund III, L.P.

4.24(23) Amendment No. 1 to Shareholders' Agreement, dated June 21, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff
               Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P.,
               Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund LP, Fleck
               Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,
               Gerald C. Allen, and John Paul DeJoria.

4.25(23)       Form of Convertible Promissory Note issued by the Company to
               Edgewater Private Equity Fund III, L.P. for a principal sum of
               $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000

4.26(23)       Form of Amendment to Convertible Promissory Note, dated July 20,
               2001, by and between each of Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP

4.27(23)       Note and Preferred Stock Purchase Agreement, dated April 16,
               2002, by and between the Company, Edgewater Private Equity Fund
               III, L.P., Fleck T.I.M.E. Fund, LP, John Paul DeJoria and Patrick
               Loche

4.28(23)       Form of Substitute Secured Convertible Promissory Note, dated
               April 16, 2002, issued by the Company to Edgewater Private Equity
               Fund III, L.P. for a principal amount of $1,600,000, to John Paul
               DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $400,000

--------------------------------------------------------------------------------
                                                                         Page 31

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
4.29(23)       Security Agreement, dated April 16, 2002, by and between the
               Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders

4.30(23)       Subordination Agreement, dated April 16, 2002, by and between
               Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access

4.31(23) Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III,
               L.P., on behalf of itself and certain other lenders

4.32(23) Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and
               Fleck T.I.M.E. Fund, LP

4.33(23)       Waiver Letter, dated April 16, 2002, by and between the Company,
               Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties

4.34(23)       Termination Agreement, dated April 16, 2002, by and between the
               Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
               Private Equity Fund III, L.P., Aspen Finance Investors I, LLC,
               Fleck T.I.M.E. Fund, LP, and Fleck Family Partnership II, LP

4.35(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and Carl Rose

4.36(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and John Paul DeJoria

4.37(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and Patrick Loche

4.38(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and Fleck T.I.M.E. Fund, LP

4.39(23) Amendment to Promissory Note, dated April 16, 2002, by and between the Company and Carl Rose

4.40(23)       Voting Agreement, dated April 16, 2002, by and between Carl Rose,
               Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul
               DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck
               T.I.M.E. Fund, LP

4.41(25)       Amended and Restated Shareholders' Agreement, dated July 21,
               2000, by and between the Company, Carl Rose, Charles Leaver, Jeff
               Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P.,
               Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck
               Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,
               Gerald C. Allen and John Paul DeJoria

4.42(25) Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P.

4.43(#)        Amendment No. 2 to Convertible Promissory Note, dated August 1,
               2002, by and between and the Company and Edgewater Private Equity
               Fund III, L.P.

4.44(#)        Amendment No. 2 to Convertible Promissory Note, dated August 1,
               2002, by and between and the Company and Fleck T.I.M.E. Fund, LP

10.1(4)        1999 Stock Option Plan

10.2(2)        Employment Agreement, dated December 31, 1998, by and between
               Design Automation Systems, Inc. and Carl Rose

10.3(2)        Employment Agreement, dated December 31, 1998, by and between
               Design Automation Systems, Inc. and Charles Leaver

10.4(5)        Employment Agreement, dated December 31, 1998, by and between
               Design Automation Systems, Inc. and Kelly Knake

10.5(2)        Lease Agreement, dated August 29, 1995, by and between MXM
               Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
               Systems, Inc.

10.6(2) HP Indirect Reseller Application, dated September 4, 1998, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Hall-Mark Computer Products

10.7(2) HP Distributor Authorized Reseller DAR Application Short Form, dated November 21, 1997, by and between Design Automation
               Systems, Inc., Hewlett-Packard Company and Client Systems, Inc.

10.8(2) Indirect Value Added Reseller Agreement, dated July 10, 1992, by and between Design Automation Systems, Inc. and Sun Microsystems
               Computer Corporation

10.9(2)        IBM Business Partner Agreement for Solution Providers, dated
               October 6, 1998

10.10(8)       1999 Line of Credit with FINOVA Capital Corporation

10.11(2)       Line of Credit with FINOVA Capital Corporation, dated July 25,
               1996

--------------------------------------------------------------------------------
                                                                         Page 32

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.12(9)       Agreement for Services, dated October 5, 1999, by and between
               Design Automation Systems, Inc. and Optimization Group, LLC

10.13(12)      Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access

10.14(12)      Sun Channel Agreement Master Terms, dated February 1, 2000, by and between the Company and Sun Microsystems, Inc.

10.15(12)      Lease, dated December 7, 1998, by and between Ferrari Partners,
               L.P. and Connected Software Solutions, LLC for office space in
               Franklin, Tennessee

10.16(12)      Sun Trademark and Logo Policies, dated August 1997

10.17(12)      HP Authorized Reseller Agreement

10.18(12)      IBM Business Partner/Solutions Provider Agreement

10.19(12)      HP Agreement for Authorized Solutions Direct Resellers

10.20(12)      Lease Agreement for Office Space, dated March 8, 2000, by and between John McArdle, Jr. and the Company for office space in
               Austin

10.21(12)      Texas Association of Realtors Commercial Lease, dated January 1,
               1999, by and between COAD Solutions, Inc. and CONTI Building Ltd.
               for office space in Lakeway, Texas

10.22(12)      Assignment and Assumption of Lessee's Interest and Lessor's
               Consent, dated December 9, 1999, by and between Bay West Design
               Center, LLC and the Company for office space in Seattle

10.23(12)      Standard Office Lease for COAD Solutions, Inc., dated January 8,
               1999, by and between Clayton Investors Associates LLC and COAD
               Solutions, Inc. for office space in St. Louis

10.24(12)      Line of Credit with FINOVA Capital Corporation, dated December
               29, 1999

10.25(14)      Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and
               Fleck T.I.M.E. Fund, LP

10.26(14)      Employment Agreement, dated April 1, 1999, by and between COAD
               Solutions, Inc. and Jeff Sexton

10.27(14)      Common Stock Warrant Purchase Agreement, dated December 29, 1999, by and between the Company and FINOVA Capital Corporation

10.28(15)      Form of Convertible Note

10.29(14)      Common Stock Purchase Warrant issued by the Company to FINOVA
               Capital Corporation on December 29, 1999

10.30(15)      Form of Warrant

10.31(20)      Termination of Employment Agreement, dated September 29, 2000, by and between the Company and Charles Leaver

10.32(2)       First Amendment of Lease, dated June 16, 1998, by and between
               Transwestern Westchase III, L.P., successor in interest to MXM
               Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
               Systems, Inc.

10.33(18)      Stock Purchase Agreement, dated February 18, 2000, by and between
               Design Automation Systems, Inc., Edgewater Private Equity Fund
               III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund,
               LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain
               Investment, LLC, Gerald C. Allen, and John Paul DeJoria

10.34(19)      2000 Employee Stock Purchase Plan

10.35(11)      Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and
               Fleck T.I.M.E. Fund, LP

10.36(21)      Form of Consent to Settlement of Claim

10.37(22)      Share Return Agreement, dated August 29, 2001, by and between the
               Company, Carl Rose, Charles Leaver and Kelly Knake

10.38(23)      Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center, LLC

10.39(23)      Office Lease Agreement, dated October 4, 2000, by and between the
               Company and ASC Management, Inc., as revised on September 14,
               2001 and as modified on September 18, 2001 and again on March 28,
               2002 for office space in Austin, Texas

10.40(23)      Form of Letter Agreement terminating Tennessee Office Space
               Lease, dated March 26, 2002

10.41(23)      Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III, L.P.


10.42(23)      Employment Agreement, dated June 1, 1999, by and between COAD
               Solutions, Inc. and Richard Carter

10.43(23)      Employment Agreement, dated June 1, 1999, by and between COAD
               Solutions, Inc. and Robert Cohan

10.44(23)      Employment Agreement, dated November 30, 1999, by and between
               COAD Solutions, Inc. and Mark Slosberg

--------------------------------------------------------------------------------

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.45(24)      Employment Agreement, dated April 15, 2000, by and between the
               Company and Sam DiPaola

10.46(23)      Employment Agreement, dated February 28, 2000, by and between
               Design Automation Systems, Inc. and Peter Davis

10.47(24)      Employment Agreement, dated April 16, 2002, by and between the
               Company and Peter B. Covert

10.48(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter

10.49(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan

10.50(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg

10.51(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola

10.52(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis

10.53(#)       Amendment No. 1 to The Note and Preferred Stock Purchase
               Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.54(#)       Amendment No. 2 to The Note and Preferred Stock Purchase
               Agreement, dated June 14, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.55(#)       Amendment No. 3 to The Note and Preferred Stock Purchase
               Agreement, dated July 18, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.56(#)       Amendment No. 4 to The Note and Preferred Stock Purchase
               Agreement, effective July 31, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.57(#)       Form of Indemnification Agreement, dated effective April 25,
               2002, by and between the Company and each of Richard Carter, Mark
               McManigal, Panna Sharma and John A. Svahn

21.1(23)       List of Subsidiaries of the Registrant

99.1(#)        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2(#)        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 1979 and incorporated herein by reference.

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

--------------------------------------------------------------------------------
                                                                         Page 34

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

(18) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000 and incorporated herein by reference.

(19) Filed as an exhibit to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000 and incorporated herein by reference.

(20) Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on July 23, 2001 and incorporated herein by reference.

(21) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30,2001 filed with the Securities and Exchange Commission on August 28, 2001 and incorporated herein by reference.

(22) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30,2001 filed with the Securities and Exchange Commission on November 19, 2001 and incorporated herein by reference.

(23) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission and incorporated herein by reference.

(24) Filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002 and incorporated herein by reference.

(25) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002 and incorporated herein by reference.

(#)      Filed herewith.

         A copy of any exhibit will be furnished (at a reasonable cost) to any of our shareholders upon receipt of a written request. Such request should be sent to EpicEdge, Inc. 5508 Two Ninety West, Suite 300 Austin, Texas 78735
Attention: Robert A. Jensen, Chief Operating Officer/Chief Financial Officer.

(b) Reports on Form 8-K

         During the quarter ended June 30, 2002 and subsequently to date, EpicEdge has filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

         A Current Report on Form 8-K was filed on April 16, 2002 announcing the resignation of one of the members of our board of directors.

         A Current Report on Form 8-K was filed on April 29, 2002 announcing another round of financing with both new and existing shareholders and investors.

         A Current Report on Form 8-K was filed on July 29, 2002 announcing the resignation of our chairman of the board of directors.

         A Current Report on Form 8-K was filed on August 8, 2002 announcing the notification by the AMEX of our failure to meet the Exchange's listing standards and the acceptance of our plan for compliance.

--------------------------------------------------------------------------------
                                                                         Page 35

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.

Date:  August 14, 2002                           By /s/ Peter B. Covert
                                                 -----------------------------
                                                 Peter B. Covert
                                                 Vice President of Finance, and
                                                 Principal Accounting Officer



--------------------------------------------------------------------------------
                                                                         Page 36

                                 EXHIBIT INDEX

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
2.1(1)         Exchange Agreement, dated December 31, 1998, by and between
               Loch Exploration, Inc., Loch Energy, Inc., Design Automation
               Systems, Inc. and Carl RoseS

2.2(2) Agreement and Plan of Merger, dated March 31, 1999, by and between Loch Exploration, Inc., the Shareholders of COAD
               Solutions, Inc. and COAD Solutions, Inc.

2.3(2)         Purchase Agreement, dated August 21, 1998, by and between
               Loch Exploration, Inc., KanMap, Inc. and Cherokee Methane
               Corporation

2.4(2)         Articles of Merger of Parent and Subsidiary between Loch
               Exploration, Inc. and Design Automation Systems, Inc. filed with the Texas Secretary of State on April 12, 1999

2.5(6) Agreement and Plan of Merger, dated May 1999, by and between Design Automation Systems, Inc., Dynamic Professional Services,
               L.L.C. and COAD Solutions, Inc.

2.6(7) Agreement and Plan of Merger, dated July 30, 1999, by and between Design Automation Systems, Inc., Connected Software
               Solutions, Inc., COAD Solutions, Inc., Roger Barnes and Lance
               Dunbar

2.7(10) Agreement and Plan of Merger, dated February 29, 2000, by and between Design Automation Systems, Inc., EACQ, LLC, The
               Growth Strategy Group, Inc., Peter Davis, Jean Albert and Michael
               McCahey

2.8(13) Agreement and Plan of Merger, dated June 6, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition
               Corporation, William Kern, Isabelle Suares, Peter Heinrich and
               William Johnson

2.9(13)        Amendment to Agreement and Plan of Merger, dated June 30,
               2000, by and between the Company, IPS Associates, Inc., EDG
               Acquisition Corporation, William Kern, Isabelle Suares, Peter
               Heinrich and William Johnson

2.10(14) Asset Purchase Agreement, dated July 19, 2000, by and between the Company, Tumble Interactive Media, Inc. and Charles
               C. Vornberger

2.11(15) Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc.
               Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc.

2.12(16) Amendment to Exchange Agreement, dated January 27, 1999, effective December 31, 1998, by and between Loch Exploration,
               Inc., Loch Energy, Inc., Design Automation Systems, Inc., Carl
               Rose, Glen Loch, Southport Capital Corporation, Carl R. Rose,
               Trustee, Charles Leaver and Kelly Knake

2.13(17) Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc. and
               Net Information Systems, Inc.

3.1(#) Restated Articles of Incorporation filed with the Texas Secretary of State on July 18, 2002

3.2(25)        Second Amended and Restated Bylaws

4.1(23)        Specimen Stock Certificate

4.2(18)        Registration Agreement, dated February 18, 2000, by and between
               Design Automation Systems, Inc., Edgewater Private Equity Fund
               III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund,
               LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain
               Investment, LLC, Gerald C. Allen, and John Paul DeJoria

4.3(18)        Shareholders' Agreement, dated February 18, 2000, by and between
               Design Automation Systems, Inc., Carl Rose, Charles Leaver, Kelly
               Knake, Jeff Sexton, Edgewater Private Equity Fund III, L.P.,
               Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck
               Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,
               Gerald C. Allen, and John Paul DeJoria

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
4.4(11)        Shareholders' Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
               Private Equity Fund III, L.P., Aspen Finance Investors I, LLC,
               Fleck T.I.M.E. Fund, LP and Fleck Family Partnership II, LP

4.5(11) Registration Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck
               T.I.M.E. Fund, LP

4.6(23)        Warrant Certificate issued by Design Automation Systems, Inc. to
               Aspen Finance Group on February 18, 2000

4.7(23)        Form of Warrant issued by Design Automation Systems, Inc. to
               Robert Maddocks for 25,000 shares of our Common Stock and to
               Robert Heller for 15,000 shares of our Common Stock on March 20,
               2000

4.8(23)        Warrant to Purchase Common Stock issued by the Company to Reliant
               Energy, Inc. on April 30, 2000

4.9(23)        Warrant issued by the Company to Nicholas L. Reding on May 25,
               2000

4.10(23) Form of Warrant issued by the Company to Fleck T.I.M.E. Fund, LP for 2,000,000 shares of our Common Stock and to Bahram Nour-Omid for 1,000,000 shares of our Common Stock

4.11(23) Form of Warrant issued by the Company to each of Panna Sharma and Eric Loeffel, each for 30,000 shares of our Common Stock, on July
               31, 2001

4.12(23)       Warrant Agreement issued by the Company to Brewer & Pritchard,
               P.C. on May 15, 2001

4.13(23)       Form of Convertible Note issued by the Company to Carl Rose on
               November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000

4.14(23) Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000

4.15(23)       Form of Convertible Note issued by the Company on December 1,
               2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000

4.16(23)       June 21, 2001 Letter Agreement by and between the Company, John
               Paul DeJoria and Patrick Loche, as amended on February 7, 2002

4.17(23)       Secured Promissory Note, dated February 19, 2002, issued by the
               Company to Edgewater Private Equity Fund III, L.P.

4.18(23)       Subordination Agreement, dated February 19, 2002, by and between
               Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access

4.19(23)       Security Agreement, dated February 19, 2002, by and between the
               Company and Edgewater Private Equity Fund III, L.P.

4.20(23)       Trademark and License Security Agreement, dated February 19,
               2002, by and between the Company and Edgewater Private Equity
               Fund III, L.P.

4.21(23) Substitute Secured Promissory Note, dated March 5, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P.

4.22(23) First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III,
               L.P.

4.23(23) First Amendment to Trademark and License Security Agreement, dated March 5, 2002, by and between the Company and Edgewater
               Private Equity Fund III, L.P.

4.24(23) Amendment No. 1 to Shareholders' Agreement, dated June 21, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff
               Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P.,
               Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund LP, Fleck
               Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,
               Gerald C. Allen, and John Paul DeJoria.

4.25(23)       Form of Convertible Promissory Note issued by the Company to
               Edgewater Private Equity Fund III, L.P. for a principal sum of
               $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000

4.26(23)       Form of Amendment to Convertible Promissory Note, dated July 20,
               2001, by and between each of Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP

4.27(23)       Note and Preferred Stock Purchase Agreement, dated April 16,
               2002, by and between the Company, Edgewater Private Equity Fund
               III, L.P., Fleck T.I.M.E. Fund, LP, John Paul DeJoria and Patrick
               Loche

4.28(23)       Form of Substitute Secured Convertible Promissory Note, dated
               April 16, 2002, issued by the Company to Edgewater Private Equity
               Fund III, L.P. for a principal amount of $1,600,000, to John Paul
               DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $400,000

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
4.29(23)       Security Agreement, dated April 16, 2002, by and between the
               Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders

4.30(23)       Subordination Agreement, dated April 16, 2002, by and between
               Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access

4.31(23) Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III,
               L.P., on behalf of itself and certain other lenders

4.32(23) Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and
               Fleck T.I.M.E. Fund, LP

4.33(23)       Waiver Letter, dated April 16, 2002, by and between the Company,
               Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties

4.34(23)       Termination Agreement, dated April 16, 2002, by and between the
               Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
               Private Equity Fund III, L.P., Aspen Finance Investors I, LLC,
               Fleck T.I.M.E. Fund, LP, and Fleck Family Partnership II, LP

4.35(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and Carl Rose

4.36(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and John Paul DeJoria

4.37(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and Patrick Loche

4.38(23)       Transaction Agreement, dated April 16, 2002, by and between the
               Company and Fleck T.I.M.E. Fund, LP

4.39(23) Amendment to Promissory Note, dated April 16, 2002, by and between the Company and Carl Rose

4.40(23)       Voting Agreement, dated April 16, 2002, by and between Carl Rose,
               Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul
               DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck
               T.I.M.E. Fund, LP

4.41(25)       Amended and Restated Shareholders' Agreement, dated July 21,
               2000, by and between the Company, Carl Rose, Charles Leaver, Jeff
               Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P.,
               Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck
               Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC,
               Gerald C. Allen and John Paul DeJoria

4.42(25) Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P.

4.43(#)        Amendment No. 2 to Convertible Promissory Note, dated August 1,
               2002, by and between and the Company and Edgewater Private Equity
               Fund III, L.P.

4.44(#)        Amendment No. 2 to Convertible Promissory Note, dated August 1,
               2002, by and between and the Company and Fleck T.I.M.E. Fund, LP

10.1(4)        1999 Stock Option Plan

10.2(2)        Employment Agreement, dated December 31, 1998, by and between
               Design Automation Systems, Inc. and Carl Rose

10.3(2)        Employment Agreement, dated December 31, 1998, by and between
               Design Automation Systems, Inc. and Charles Leaver

10.4(5)        Employment Agreement, dated December 31, 1998, by and between
               Design Automation Systems, Inc. and Kelly Knake

10.5(2)        Lease Agreement, dated August 29, 1995, by and between MXM
               Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
               Systems, Inc.

10.6(2) HP Indirect Reseller Application, dated September 4, 1998, by and between Design Automation Systems, Inc., Hewlett-Packard Company and Hall-Mark Computer Products

10.7(2) HP Distributor Authorized Reseller DAR Application Short Form, dated November 21, 1997, by and between Design Automation
               Systems, Inc., Hewlett-Packard Company and Client Systems, Inc.

10.8(2) Indirect Value Added Reseller Agreement, dated July 10, 1992, by and between Design Automation Systems, Inc. and Sun Microsystems
               Computer Corporation

10.9(2)        IBM Business Partner Agreement for Solution Providers, dated
               October 6, 1998

10.10(8)       1999 Line of Credit with FINOVA Capital Corporation

10.11(2)       Line of Credit with FINOVA Capital Corporation, dated July 25,
               1996

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.12(9)       Agreement for Services, dated October 5, 1999, by and between
               Design Automation Systems, Inc. and Optimization Group, LLC

10.13(12)      Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access

10.14(12)      Sun Channel Agreement Master Terms, dated February 1, 2000, by and between the Company and Sun Microsystems, Inc.

10.15(12)      Lease, dated December 7, 1998, by and between Ferrari Partners,
               L.P. and Connected Software Solutions, LLC for office space in
               Franklin, Tennessee

10.16(12)      Sun Trademark and Logo Policies, dated August 1997

10.17(12)      HP Authorized Reseller Agreement

10.18(12)      IBM Business Partner/Solutions Provider Agreement

10.19(12)      HP Agreement for Authorized Solutions Direct Resellers

10.20(12)      Lease Agreement for Office Space, dated March 8, 2000, by and between John McArdle, Jr. and the Company for office space in
               Austin

10.21(12)      Texas Association of Realtors Commercial Lease, dated January 1,
               1999, by and between COAD Solutions, Inc. and CONTI Building Ltd.
               for office space in Lakeway, Texas

10.22(12)      Assignment and Assumption of Lessee's Interest and Lessor's
               Consent, dated December 9, 1999, by and between Bay West Design
               Center, LLC and the Company for office space in Seattle

10.23(12)      Standard Office Lease for COAD Solutions, Inc., dated January 8,
               1999, by and between Clayton Investors Associates LLC and COAD
               Solutions, Inc. for office space in St. Louis

10.24(12)      Line of Credit with FINOVA Capital Corporation, dated December
               29, 1999

10.25(14)      Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and
               Fleck T.I.M.E. Fund, LP

10.26(14)      Employment Agreement, dated April 1, 1999, by and between COAD
               Solutions, Inc. and Jeff Sexton

10.27(14)      Common Stock Warrant Purchase Agreement, dated December 29, 1999, by and between the Company and FINOVA Capital Corporation

10.28(15)      Form of Convertible Note

10.29(14)      Common Stock Purchase Warrant issued by the Company to FINOVA
               Capital Corporation on December 29, 1999

10.30(15)      Form of Warrant

10.31(20)      Termination of Employment Agreement, dated September 29, 2000, by and between the Company and Charles Leaver

10.32(2)       First Amendment of Lease, dated June 16, 1998, by and between
               Transwestern Westchase III, L.P., successor in interest to MXM
               Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
               Systems, Inc.

10.33(18)      Stock Purchase Agreement, dated February 18, 2000, by and between
               Design Automation Systems, Inc., Edgewater Private Equity Fund
               III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund,
               LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain
               Investment, LLC, Gerald C. Allen, and John Paul DeJoria

10.34(19)      2000 Employee Stock Purchase Plan

10.35(11)      Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and
               Fleck T.I.M.E. Fund, LP

10.36(21)      Form of Consent to Settlement of Claim

10.37(22)      Share Return Agreement, dated August 29, 2001, by and between the
               Company, Carl Rose, Charles Leaver and Kelly Knake

10.38(23)      Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center, LLC

10.39(23)      Office Lease Agreement, dated October 4, 2000, by and between the
               Company and ASC Management, Inc., as revised on September 14,
               2001 and as modified on September 18, 2001 and again on March 28,
               2002 for office space in Austin, Texas

10.40(23)      Form of Letter Agreement terminating Tennessee Office Space
               Lease, dated March 26, 2002

10.41(23)      Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III, L.P.


10.42(23)      Employment Agreement, dated June 1, 1999, by and between COAD
               Solutions, Inc. and Richard Carter

10.43(23)      Employment Agreement, dated June 1, 1999, by and between COAD
               Solutions, Inc. and Robert Cohan

10.44(23)      Employment Agreement, dated November 30, 1999, by and between
               COAD Solutions, Inc. and Mark Slosberg

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
10.45(24)      Employment Agreement, dated April 15, 2000, by and between the
               Company and Sam DiPaola

10.46(23)      Employment Agreement, dated February 28, 2000, by and between
               Design Automation Systems, Inc. and Peter Davis

10.47(24)      Employment Agreement, dated April 16, 2002, by and between the
               Company and Peter B. Covert

10.48(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter

10.49(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan

10.50(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg

10.51(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola

10.52(24)      First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis

10.53(#)       Amendment No. 1 to The Note and Preferred Stock Purchase
               Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.54(#)       Amendment No. 2 to The Note and Preferred Stock Purchase
               Agreement, dated June 14, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.55(#)       Amendment No. 3 to The Note and Preferred Stock Purchase
               Agreement, dated July 18, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.56(#)       Amendment No. 4 to The Note and Preferred Stock Purchase
               Agreement, effective July 31, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

10.57(#)       Form of Indemnification Agreement, dated effective April 25,
               2002, by and between the Company and each of Richard Carter, Mark
               McManigal, Panna Sharma and John A. Svahn

21.1(23)       List of Subsidiaries of the Registrant

99.1(#)        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2(#)        Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
               Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

----------

(1) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1999 and incorporated herein by reference.

(2) Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 1998 and incorporated herein by reference.

(3) Filed as an exhibit to the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 7, 1979 and incorporated herein by reference.

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

(18) Filed as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000 and incorporated herein by reference.

(19) Filed as an exhibit to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000 and incorporated herein by reference.

(20) Filed as an exhibit to our Annual Report on Form 10-KSB for the year ended December 31, 2000 filed with the Securities and Exchange Commission on July 23, 2001 and incorporated herein by reference.

(21) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended June 30,2001 filed with the Securities and Exchange Commission on August 28, 2001 and incorporated herein by reference.

(22) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended September 30,2001 filed with the Securities and Exchange Commission on November 19, 2001 and incorporated herein by reference.

(23) Filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission and incorporated herein by reference.

(24) Filed as an exhibit to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002 and incorporated herein by reference.

(25) Filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002 and incorporated herein by reference.

(#)      Filed herewith.