Form 10-Q
period 2002-09-30
EPICEDGE INC
filed 2002-11-15
CIK 313041

                 UNITED STATES SECURITIES AND EXCHANGE COMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

             | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               |X| Yes    |_| No

The number of shares of common stock of the Registrant outstanding at November 11, 2002 was 18,200,333.

                                 EPICEDGE, INC.
                                    FORM 10-Q
                    FOR THE QUARTER ENDED September 30, 2002

INDEX

                                                                        Page No.
PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements
         Condensed Balance Sheets                                           3
         Condensed Statements of Operations                                 4
         Condensed Statements of Cash Flows                                 5
         Notes to Condensed Financial Statements                            6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        30

Item 4.  Controls and Procedures                                           30

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 30

Item 4.  Submission of Matters to a Vote of Security Holders               31

Item 6.  Exhibits and Reports on Form 8-K                                  31

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 EPICEDGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                                       (UNAUDITED)
                                                                       ---------------------------------------------
                                                                                        PRO-FORMA
                                                                                       ADJUSTMENTS       PRO-FORMA
                                                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                                       SEPTEMBER 30,       2002            2002        DECEMBER 31,
                                                                            2002       (SEE NOTE 4)    (SEE NOTE 4)        2001
                                                                       -------------   -------------   -------------   ------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents ....................................     $    199,000                    $    199,000    $    256,000
    Trade receivables, net of allowance for doubtful accounts of
       $310,000 and $505,000, respectively .......................        3,163,000                       3,163,000       1,803,000
    Contracts in progress ........................................          287,000                         287,000         178,000
    Prepaid insurance ............................................           65,000                          65,000          62,000
    Other prepaid expenses and current assets ....................          587,000    $  (309,000)         278,000         139,000
                                                                       ------------    -----------     ------------    ------------
          Total current assets ...................................        4,301,000       (309,000)       3,992,000       2,438,000

PROPERTY AND EQUIPMENT -- Net ....................................          785,000                         785,000       1,507,000

GOODWILL .........................................................          460,000                         460,000         460,000

OTHER ASSETS .....................................................          128,000                         128,000         188,000
                                                                       ------------    -----------     ------------    ------------

TOTAL ............................................................     $  5,674,000    $  (309,000)    $  5,365,000    $  4,593,000
                                                                       ============    ===========     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:

    Convertible notes payable to stockholders -- current portion .     $  9,871,000    $(8,150,000)    $  1,721,000    $  5,300,000
    Notes payable ................................................          979,000                         979,000       1,573,000
    Accounts payable .............................................        1,806,000                       1,806,000       2,073,000
    Accrued expenses and other current liabilities ...............        3,172,000     (1,401,000)       1,771,000       2,005,000
                                                                       ------------    -----------     ------------    ------------

          Total current liabilities ..............................       15,828,000     (9,551,000)       6,277,000      10,951,000

LONG TERM LIABILITIES:

    Convertible notes payable to stockholders -- less current
       portion ...................................................          958,000                         958,000       3,208,000

COMMITMENTS AND CONTINGENCIES (Notes 7, 10 and 11)

STOCKHOLDERS' EQUITY (DEFICIENCY):

     Convertible Preferred stock, par value $.01; 30,000,000
       shares authorized; issued and outstanding - 9,609,148
       Series A shares and 3,125,733 Series B shares (12,734,881
       total shares) - pro-forma .................................               --      9,242,000        9,242,000              --
    Common stock, par value $.01; 100,000,000 shares
       authorized; 28,170,433 shares issued and 18,200,333 shares outstanding in 2002; 29,262,396 shares issued and
       18,200,336 shares outstanding in 2001 .....................          293,000                         293,000         293,000
    Common stock warrants ........................................        5,670,000                       5,670,000       6,670,000
    Additional paid-in capital ...................................       77,620,000                      77,620,000      76,620,000
    Treasury stock, at cost, 9,970,100 shares in 2002; 11,062,060
       shares in 2001 ............................................       (3,503,000)                     (3,503,000)     (3,503,000)
    Accumulated deficit ..........................................      (91,192,000)                    (91,192,000)    (89,646,000)
                                                                       ------------    -----------     ------------    ------------

          Total stockholders' equity (deficiency) ................      (11,112,000)     9,242,000       (1,870,000)     (9,566,000)
                                                                       ------------    -----------     ------------    ------------

TOTAL ............................................................     $  5,674,000    $  (309,000)    $  5,365,000    $  4,593,000
                                                                       ============    ===========     ============    ============

See notes to condensed financial statements.

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                  THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                     SEPTEMBER 30,                        SEPTEMBER 30,
                                                     -------------                        -------------
                                                 2002              2001              2002               2001
PROFESSIONAL SERVICES REVENUES               $  5,270,000      $  4,457,000      $ 13,034,000      $ 11,518,000

COST OF REVENUES                                3,308,000         3,110,000         8,520,000         8,034,000
                                             ------------      ------------      ------------      ------------

GROSS PROFIT                                    1,962,000         1,347,000         4,514,000         3,484,000

OPERATING EXPENSES:

Selling, general and administration               955,000           849,000         2,351,000         2,963,000

Compensation and benefits                         713,000           486,000         2,078,000         3,497,000

Depreciation                                      270,000           234,000           810,000           702,000

Goodwill amortization and impairment                   --         1,218,000                --         3,654,000
                                             ------------      ------------      ------------      ------------
Total operating expenses                        1,938,000         2,787,000         5,239,000        10,816,000
                                             ------------      ------------      ------------      ------------


OPERATING INCOME (LOSS)                            24,000        (1,440,000)         (725,000)       (7,332,000)


OTHER INCOME (EXPENSE):

Debt discount amortization                             --          (525,000)               --        (1,725,000)

Interest expense                                 (262,000)         (289,000)         (775,000)         (592,000)

Other                                             (37,000)            2,000           (35,000)           18,000
                                             ------------      ------------      ------------      ------------
                                                 (299,000)         (812,000)         (810,000)       (2,299,000)
                                             ------------      ------------      ------------      ------------

LOSS FROM CONTINUING OPERATIONS BEFORE
EXTRAORDINARY ITEM                               (275,000)       (2,252,000)       (1,535,000)       (9,631,000)

LOSS FROM DISCONTINUED OPERATIONS                      --           (10,000)               --           (10,000)

EXTRAORDINARY ITEM:
Gain (loss) on restructuring of payables          (56,000)           21,000           (11,000)          500,000
                                             ------------      ------------      ------------      ------------

NET LOSS                                     $   (331,000)     $ (2,241,000)     $ (1,546,000)     $ (9,141,000)
                                             ============      ============      ============      ============
Loss Per Share - basic and diluted:

Continuing operations                        $      (0.02)     $      (0.08)     $      (0.08)     $      (0.34)
Discontinued operations                              0.00              0.00              0.00

Extraordinary item                                   0.00              0.00              0.00              0.02
                                             ------------      ------------      ------------      ------------
Net loss                                     $      (0.02)     $      (0.08)     $      (0.08)     $      (0.32)
                                             ============      ============      ============      ============
Weighted Average Shares Outstanding            18,200,333        28,495,540        18,200,333        28,680,589
                                             ============      ============      ============      ============

See notes to condensed financial statements.

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                               ------------------------------
                                                                     2002            2001
                                                               ------------     -------------
Operating Activities:

Net loss from continuing operations                            $ (1,535,000)    $  (9,631,000)

Non-cash items in net loss:

Depreciation                                                        810,000           702,000

Goodwill amortization and impairment                                     --         3,654,000

Debt discount amortization                                               --         1,725,000

Provision (Credit) for doubtful accounts                            152,000           162,000

Loss on Disposal of fixed assets                                     40,000                --

Changes in operating assets and liabilities:

Accounts receivable                                              (1,512,000)          216,000

Prepaid and other assets                                           (500,000)         (213,000)

Accounts payable                                                   (278,000)       (1,147,000)

Accrued expenses and other liabilities                            1,188,000          (470,000)
                                                               ------------     -------------

Net cash used in operating activities                            (1,635,000)       (5,002,000)

Investing Activities:

Purchase of property and equipment                                 (128,000)         (282,000)

Cash from sale of subsidiary                                             --         5,700,000
                                                               ------------     -------------

Net cash (used in) provided by investing activities                (128,000)        5,418,000
                                                               ------------     -------------

Financing Activities:

Proceeds from the issuance of convertible debt                    2,600,000                --

Repurchase of common stock, net                                          --          (363,000)

Repayment of debt                                                  (894,000)       (1,008,000)
                                                               ------------     -------------

Net cash provided by (used in) financing activities               1,706,000        (1,371,000)
                                                               ------------     -------------

Decrease in cash and cash equivalents                               (57,000)         (955,000)

Cash and cash equivalents, beginning of period                      256,000         1,435,000
                                                               ------------     -------------

Cash and cash equivalents, end of period                       $    199,000     $     480,000
                                                               ============     =============

See notes to condensed financial statements.

                                 EPICEDGE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      The accompanying unaudited condensed financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.    Amortization of Goodwill and Other Purchased Intangible Assets

      Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, goodwill, with balances of $460,000 at September 30, 2002, and December 31, 2001, and intangibles with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

      The Company assessed the carrying value of its goodwill in the third quarter of 2002. No further impairment was required at September 30, 2002.

      The Company's net loss on a pro forma basis, assuming the cessation of goodwill amortization as required under SFAS No. 142 had been in effect from January 1, 2001 is as follows:

                                                                            (Unuadited)
                                                      ------------------------------------------------------------
                                                          Three Months ended                Nine Months ended
                                                             September 30,                     September 30,
                                                      --------------------------      ----------------------------
                                                         2002           2001              2002             2001
                                                      ---------      -----------      -----------      -----------
         Reported net loss                            $(331,000)     $(2,241,000)     $(1,546,000)     $(9,141,000)
         SFAS No. 142 adjustment                             --        1,218,000               --        3,654,000
                                                      ---------      -----------      -----------      -----------
         Pro forma net loss                           $(331,000)     $(1,023,000)     $(1,546,000)     $(5,487,000)
                                                      =========      ===========      ===========      ===========

         Pro forma net loss per
         basic and diluted share                      $   (0.02)     $     (0.03)     $     (0.08)     $     (0.19)
                                                      =========      ===========      ===========      ===========

3.    Notes Payable and Financial Restructuring

      In February 2001, the Company adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization.

      The Company hired a consulting group to assist in designing and executing a repayment plan (the "Plan") with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, the Company could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy the Company's obligations to the unsecured creditors.

      Substantial payments were made to the unsecured creditors of the Company during 2001 in accordance with the Plan. The then remaining balance of $1,049,000 would be paid quarterly at four (4%) percent of the original balance through June 2004, unless the remaining unsecured creditors agree to a lesser amount over a shorter time. As a result of settlement agreements and other legal causes of action by our unsecured creditors, during the third quarter 2002 it was necessary to reverse some extraordinary gain recognized in previous quarters. The reversal of extraordinary gain in the third quarter 2002 of $58,000 resulted in a net extraordinary loss of $56,000 and $11,000 for the three and nine months ended September 30, 2002, respectively.

      In June 2001, the Company began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see above), pay or renegotiate legacy expenses, and provide working capital to execute on the current operating plan of the Company. Although the final documents were not executed until April 2002, the Company received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes ("June Convertible Notes"). The Company received additional funding under the June Convertible Notes of $860,000, $1,240,000 and $500,000 during the first, second and third quarters of 2002, respectively.

      On April 16, 2002, we entered into a Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Locke (the "Note Agreement") that finalized the terms on these June convertible notes, subject to stockholder approval, which was obtained at the 2002 Annual Meeting held in July 2002. The total amount to be received under these June convertible notes was to be a minimum of $2,650,000 up to a maximum of $4,500,000 ($3,650,000 of which has been received as of September 30, 2002). Upon receiving shareholder approval of the amendment to the Articles of Incorporation, which was obtained at the 2002 Annual Meeting, $2,150,000 of these June convertible notes, including accrued but unpaid interest of $194,000 at September 30, 2002, was converted into shares of Series B Preferred Stock.

      The additional $1,500,000 (the "Edgewater Special Debt") of the June convertible notes could have been converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, we entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of the Edgewater Special Debt, including an additional $500,000 funded under the June 2001 Convertible Notes during October and November of 2002, plus accrued interest into shares of our Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). It is anticipated that the B-1 Note Agreement will be subject to certain closing conditions. As part of the B-1 Note Agreement, the Company intends to issue Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share.

      The $2,000,000 outstanding balance of these June Convertible Notes is due April 16, 2003, and has a stated interest rate of 8%. Additional features of the June Convertible Notes are that they are secured, until converted, by all investments, accounts receivable, inventory and property, subject only to a first lien and have demand registration rights. According to a covenant in the Note Agreement, the Company may not redeem or repurchase any shares of company capital stock other than pursuant to equity incentive agreements with employees and service providers, the Articles of Incorporation and the Note Agreement. We anticipate that the maturity for the outstanding balance of the June Convertible Notes will be extended until January 2004 in connection with the execution of the B-1 Note Agreement.

      Also on April 16, 2002, the terms of $5,000,000 July Convertible Notes with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. were renegotiated, subject to stockholder approval, which was obtained at the 2002 Annual Meeting (see Note 4). Under the new terms of the $5,000,000 July Convertible Notes, the principal and accrued interest of $1,058,000 at September 30, 2002 are to be converted into Series A Convertible Preferred Stock and were amended to mature on April 16, 2003.

      Additionally, on April 16, 2002, the principal and accrued interest ($149,000 at September 30, 2002) on $1,000,000 of the December Convertible Notes (see Note 4) are also to be converted into Series A Preferred Stock, and 2,000,000 of the warrants issued along with the December Convertible Notes were relinquished. Also, the holders of the $1,000,000 of the December Convertible Notes have waived any defaults and all events of default under that agreement.

      In conjunction with and as part of the conditions prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Notes be renegotiated. On April 16, 2002, the Company renegotiated the November Convertible Notes, as amended, ($958,000 at September 30, 2002) such that the November Convertible Notes bear annual interest at the rate of 8%, are convertible at the lender's option into the Company's common stock at $.25 per share and mature on December 1, 2004. In addition, the June convertible notes required that the 2,000,000 warrants that were issued along with the November Convertible Notes be relinquished and that the Company enter into a share return agreement with three stockholders, one of whom is the former Chairman, a major stockholder, and the holder of the November Convertible Notes, for the return of a total of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.

      Also on April 16, 2002, of the remaining $500,000 under the December Convertible Notes, $300,000 was due and was paid in April 2002 and the remaining $221,000, consisting of remaining principle and accrued and unpaid interest as of April 2002, plus any additional accrued and unpaid interest ($7,800 at September 30, 2002) is to be paid by January 10, 2003. The remaining 1,000,000 warrants for common stock at $0.01 per share that were issued in conjunction with this portion of the December Convertible Notes are not relinquished and therefore remain in effect.

      As discussed above, as part of the transactions on April 16, 2002, certain convertible notes were exchanged for Series A and Series B Convertible Preferred Stock on November 11, 2002. Upon completion of the B-1 Note Agreement, Edgewater will have the option to convert the Edgewater Special Debt of the June Convertible Notes into Series B-1 Convertible Preferred Stock and therefore will remain outstanding as debt in the pro-forma (see
      Note 4).

      The following table summarizes the convertible notes payable at September 30, 2002 and the pro-forma effects of the conversion (see Note 4). These convertible notes are described and classified as current or long-term based upon contractual maturities, as amended in April 2002.

                                                                                SEPTEMBER 30, 2002
                                                                           -----------------------------
                                                                            HISTORICAL         PRO-FORMA
                                                                           ------------      -----------
         "June Convertible Notes" due April 2003, to be converted into
             Series B convertible preferred stock                          $  2,150,000      $        --
         "June Convertible Notes" due April 2003, to be converted into
             Series B-1 convertible preferred stock                           1,500,000        1,500,000
         "July Convertible Notes" due April 2003, to be converted into
             Series A convertible preferred stock                             5,000,000               --
         "Amended November Convertible Notes" due December 2004                 958,000          958,000
         "December Convertible Notes" due in January 2003, to be
             converted into Series A convertible preferred stock              1,000,000               --
         "December Convertible Notes" due January 2003                          221,000          221,000
                                                                           ------------      -----------
                                                                           $ 10,829,000      $ 2,679,000
                               Less current portion                          (9,871,000)      (1,721,000)
                                                                           ------------      -----------
                                  Long-term portion                        $    958,000      $   958,000
                                                                           ============      ===========

4.    Preferred Stock Transactions and related Pro-forma Effects

      In accordance with the Note Agreement, certain convertible notes were converted into approximately 9,609,000 shares of Series A Preferred Stock and approximately 3,126,000 shares of Series B Preferred Stock as of September 30, 2002 at the Equity Closing. An amendment to our Articles of Incorporation was approved by the shareholders at our 2002 Annual Meeting that increased the number of authorized Preferred Stock to permit the conversion of the notes referred to in the Note Agreement.

      The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to
      2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. The Series A Preferred Stock shall have a stated value of $.75. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

      The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. The Series B Preferred Stock shall have a stated value of $.75. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

      It is anticipated that the Series B-1 Preferred Stock will have the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) senior to the holders of the Series A Preferred Stock and Series B Preferred Stock and in preference to common stock, an amount equal to 3.5 times the original Series B-1 Preferred Stock purchase price per share (the "Series B-1 Preference") and a ratable share of the distribution of assets and property with the holders of Common Stock at a conversion price of $0.75 per share, or (b) a ratable share of the distribution of assets and property with the holders of common stock, participating on an as converted basis at $0.25 per share. The Series B-1 Preferred Stock shall have a stated value of $.75. The holders of the Series B-1 Preferred Stock will have the right to convert shares of Series B-1 Preferred Stock, at the option of each holder thereof, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value if the holders of the Series B-1 Preferred Stock elect not to take the Series B-1 Preference. If the holders of the Series B-1 Preferred Stock take the Series B-1 Preference, the conversion price will be $0.75 per share. The total number of shares of common stock into which such shares may be converted initially will be determined by dividing the aggregate original Series B-1 Preferred Stock purchase price of $.75 plus accrued interest, by the conversion price. The initial conversion price for the Series B-1 Stock will be $0.25 or $0.75 (if the holders of the Series B-1 Stock take the Series B-1 Preference), as the case may be. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

      All of the preferred stock has anti-dilution protection that will adjust the conversion price of each series to increase the number of shares of common stock issuable upon conversion of such shares of preferred stock if, and to the extent, we issue additional securities at a price per share lower than the conversion price of each such series of preferred stock. The adjustment will be based upon a broad-based, weighted average formula that increases the conversion rate based upon the number of new securities issued and the extent to which such securities were issued below the conversion price of each series of preferred.

      On July 12, 2002, the Company held the 2002 Annual Meeting of shareholders. In addition to the election of the members of the Board of Directors and the appointment of the independent auditors for the 2002 fiscal year, several proposals were voted on that allowed for the approval and conversion of the Note Agreement. The shareholders approved all proposals.

      The accompanying unaudited balance sheet as of September 30, 2002, includes the pro-forma effects of the debt conversion had it occurred as of September 30, 2002. The pro-forma effects would be additional preferred stock of $9,242,000, which would be a result of the following:

            a) the conversion of current debt of $8,150,000 to preferred equity,

            b) the conversion of accrued and unpaid interest on the converted debt of $1,401,000, and

            c) a reduction for legal and professional fees of $309,000 relating to the Note Agreement.

      The following table summarizes the convertible notes payable at September 30, 2002 and the pro-forma equivalent of both the convertible preferred stock that was issued at the Equity Closing, and the potential additional common stock outstanding that would result from the conversion of the convertible preferred stock:

                                                                                           PRO FORMA EQUIVALENT SHARES
                                                                                     -----------------------------------------
                                                                                                    REMAINING
                                                                                     PREFERRED      POTENTIAL    AS-CONVERTED
                                                                   SEPTEMBER 30,      SHARES        PREFERRED       COMMON
                                                                        2002         ISSUED (A)     SHARES (A)    SHARES (A)
                                                                   -------------     ----------     ----------   -------------
"June Convertible Notes " due April 2003,
    converted into Series B convertible preferred
    stock                                                           $ 2,150,000       3,126,000                    9,378,000
"June Convertible Notes" due April 2003, to be
    converted into Series B-1 convertible
    preferred stock                                                   1,500,000                     2,000,000      6,000,000
"July Convertible Notes" due April 2003,
    converted into Series A convertible preferred
    stock                                                             5,000,000       8,078,000                    8,078,000
"Amended November Convertible Notes" due
    December 2004 (B)                                                   958,000                                    3,832,000
"December Convertible Notes" due in January 2003,
    converted into Series A convertible preferred stock               1,000,000       1,531,000                    1,531,000
"December Convertible Notes" due January 2003 (C)                       221,000                                      442,000
                                                                    -----------      ----------     ---------     ----------
                                                                    $10,829,000      12,735,000     2,000,000     29,261,000
                                                                    ===========      ==========     =========     ==========

            (A) Includes the shares related to the accrued and unpaid interest on these notes through September 30, 2002, all of which amounts were converted into the respective shares of preferred stock on November 11, 2002. The amounts listed in the table above do not include additional interest accrued from October 1, 2002 through November 11, 2002 in the aggregate amount of $100,000. This additional interest converted into 47,000 shares of Series A Preferred Stock and 86,000 shares of Series B Preferred Stock.

            (B) This note is convertible into shares of the Company's common stock at the option of the holder at $.25 per share.

            (C) This note is convertible into shares of the Company's common stock at the option of the holder at $.50 per share.

5.    Earnings (Loss) Per Share

      Earnings (loss) per basic share is calculated by dividing net income
      (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options, warrants, and convertible notes were excluded from the calculation of the loss per share because the effect would have been anti-dilutive. The antidilutive effects excluded from net loss per share computation at September 30 were as follows:

                                                Three months ended               Nine months ended
                                                   September 30,                   September 30,
                                            --------------------------      --------------------------
                                               2002            2001            2002            2001
                                            ----------      ----------      ----------      ----------
Common stock options:
    Beginning of period                      3,348,280       2,302,131       1,891,282       6,657,441
    Granted (expired) during the period      9,652,441        (176,184)     11,109,439      (4,531,494)
                                            ----------      ----------      ----------      ----------
    End of period                           13,000,721       2,125,947      13,000,721       2,125,947
Warrants to purchase common stock            2,021,700       3,814,000       2,021,700       3,814,000
Convertible notes payable and
   convertible preferred stock (A)          29,261,000       9,100,000      29,261,000       9,100,000
                                            ----------      ----------      ----------      ----------

Total                                       44,283,421      15,039,947      44,283,421      15,039,947
                                            ==========      ==========      ==========      ==========

      (A) includes shares related to the accrued and unpaid interest on these notes through September 30, 2002 which amounts are convertible into common shares.

6.    Other New Accounting Pronouncements

      In August 2001, SFAS No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", was issued, which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company adopted SFAS No. 144 on January 1, 2002 and does not believe that the adoption of SFAS 144 will have a significant impact on its financial statements.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which rescinds FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, FASB Statement No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. The Statement also rescinds FASB Statement No. 44, Accounting for Intangible Assets of Motor Carriers. The Statement amends FASB Statement No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in January and will reclassify certain extraordinary items upon adoption of this statement.

      In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt this standard in January 2003.

7.    Legal Proceedings

      The Company was notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in the Company's securities and the securities of other companies during the period 1999 and 2000, and (2) certain actions of the Company during that same period. The Company intends to fully cooperate with the SEC to the extent it requests information. At this time, management is unable to predict the outcome of this investigation with certainty. The Company could become subject to an order enjoining the Company from unlawful conduct and incur civil monetary penalties as a result of the investigation. Such penalties could have a material adverse effect on the Company and its operations or financial condition.

      The Company has several lawsuits pending against it. One involves a former employee who alleges the Company wrongfully prohibited him from selling company stock. Damages alleged are $2,715,630. The former employee claims that through the acts and/or omissions of the company and other named parties of the suit, the company and other named parties failed to give correct and truthful information that he needed before he could sell his stock.

      Another suit involves breach of contract. The Company filed suit on May 31, 2001 against Reliant Energy seeking specified damages in the amount of $973,804 plus costs and attorneys fees. On October 28, 2002, Reliant Resources, Inc. sent a demand letter in connection with this case stating that the Company breached a written contract with Reliant Resources, Inc. for the delivery of a system and demanding payment of $657,000 plus expenses. The Company is currently waiting on a ruling on a request for continuance.

      The Company believes it has good and meritorious defenses against these claims and plans to defend itself vigorously. While the outcome of this litigation cannot be predicted with certainty, management believes that it will not have a material adverse effect on the Company's financial statements. However, an unfavorable outcome of this litigation could have a material adverse effect.

8.    2002 Stock Option Plan

      The Board of Directors adopted the 2002 Option Plan on April 16, 2002, subject to its approval by shareholders, which was obtained at the 2002 Annual Meeting. The 2002 Option Plan is intended to supplement the 1999 Stock Option Plan. A total of 10,371,311 shares are reserved under the 2002 Stock Option Plan. Under the 2002 Stock Option Plan, 9,672,648 options were approved by the Board of Directors and granted to current executives and key employees at an exercise price range of $0.10 to $0.24 during the third quarter of 2002.

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

9.    Bonus Plan

      In April 2002, the Board voted to establish the EpicEdge, Inc. Bonus Plan ("Bonus Plan") for the benefit of the Company's management and employees. The bonus pool payment ("Bonus Pool") will be equal to 10% of the aggregate proceeds available for distribution to the preferred and common shareholders (the "Proceeds Available") only upon a liquidation event and only if the Proceeds Available exceeds $12 million (the "Measurement Base"). The applicable percentage will increase by 1.25% for every additional million dollars of Proceeds Available up to $20 million. If the Proceeds Available does not equal or exceed $12 million, the applicable percentage is zero %. If the Proceeds Available equals but is not greater than $20 million, the applicable percentage is 20%. In addition, the Bonus Pool shall increase by $200,000 for every $1 million of aggregate proceeds available for distribution in excess of $20 million until the amount available for distribution to preferred and common shareholders is greater than $42 million. After such amount available for distribution exceeds $42 million, the Bonus Pool shall be reduced by $150,000 for every $1 million of aggregate proceeds available for distribution until the Bonus Pool is reduced to zero.

      An individual who is awarded participation in the Bonus Pool vests 30% on the date of the award and the remainder vests upon a liquidity event if the individual is employed by the Company immediately prior to such liquidity event. However, if an individual voluntarily resigns or is terminated for cause, all interests in the Bonus Pool granted to such individual will expire and be forfeited. Similarly, if the individual is terminated for anything other than cause, all unvested interests in the Bonus Pool will terminate and be forfeited. Percentages of the Bonus Pool will be allocated from time to time to management and employees of the Company at the discretion of the Chief Executive Officer as approved by the Board of Directors. The entire Bonus Pool will be allocated in full upon a liquidity event.

      Management has determined that this Bonus Plan has a potential compensation component in that it contains a contingent obligation of the Company that will be recognized when and if 1) the estimated Proceeds Available exceeds the Measurement Base, as defined above, and 2) a liquidity event, as defined in the Bonus Plan, is judged to be probable. Management has concluded that neither of these two events has occurred and therefore no compensation adjustment is required as of September 30, 2002 under the Bonus Plan.

10.   AMEX Notice

      On May 28, 2002, we received notice from the American Stock Exchange, ("AMEX" or "the Exchange"), indicating that we are not in compliance with certain of the Exchange's continued listing standards with our shareholders' equity below $2 million and due to losses from continuing operations and/or net losses in the two of our three most recent fiscal years, as set forth in Section 1003(a)(i) of the AMEX Company Guide. We were afforded an opportunity to submit a plan of compliance to the Exchange and on June 26, 2002 we presented our plan to the Exchange. On July 30, 2002 the Exchange notified us that it accepted our plan of compliance and granted us an extension of time to regain compliance with the continued listing standards until March 31, 2003. We will be subject to periodic reviews by the Exchange during the extension period. Failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period could result in our being delisted from the American Stock Exchange.

      Notwithstanding the terms of the July 30, 2002 letter from the AMEX, the Exchange has advised us that consistent with its obligations and responsibilities as a self-regulatory organization, it is authorized to initiate immediate delisting proceedings as appropriate in the public interest. Therefore, despite compliance with the submitted plan, the AMEX may decide to delist our common stock based on our non-compliance with AMEX rules or our financial condition. In addition, we have not received final approval from the AMEX of the shares of common stock issuable upon conversion of the Series A and Series B Preferred Stock issued in the Equity Closing. As a result of the above factors, we can give no assurances that our securities will not be delisted from trading by AMEX. However, the Company is evaluating the efficacy of continued listing on the AMEX and may consider delisting itself from the exchange whether or not the Company continues to make progress towards its plan.

11.   Subsequent Events

      In November 2002, we entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of the Edgewater Special Debt, including an additional $500,000 funded under the June 2001 Convertible Notes during October and November of 2002, plus accrued interest into shares of our Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). It is anticipated that the B-1 Note Agreement will be subject to certain closing conditions. As part of the B-1 Note Agreement, the Company intends to issue Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share.

      Also, on November 7, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), whereby SVB agreed to loan us up to $1,400,000. This facility includes a $1 million revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements as well as a $400,000 term note. At the closing of the loan, we used $400,000 from the term note facility to extinguish the $856,000 balance and cure our secured loan from GE Access that was in default since it was due on October 16, 2002. Until January 10, 2003, approximately $234,000 of the revolving line of credit is restricted. To date, we have not borrowed under the SVB line of credit, and have $766,000 of borrowing ability remaining. Of the $1,400,000 credit facility with SVB, $1,000,000 was guaranteed by Edgewater. The SVB debt is secured by all of our assets. The line of credit is priced at prime plus 1% on a fully-floating basis and matures in twelve months. The advance rate on the line is determined by the defined borrowing base, which is 80% of eligible accounts receivable. The term loan is priced at 10% on a fixed-rate basis. The term loan is fully amortizing and also matures in one year.

      On November 11, 2002, in accordance with the Note Agreement, we converted $6,000,000 of convertible debt and the related accrued and unpaid interest of $1,272,000 into 9,695,000 shares of Series A Preferred Stock and $2,150,000 of convertible debt and the related accrued and unpaid interest of $230,089 into 3,173,000 shares of Series B Preferred Stock.

                                      * * *

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, contained elsewhere in this Form 10-Q.

This discussion contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Form 10-Q, which you should read carefully and in conjunction with our other filings with the SEC. We would particularly refer you to the section of this Form 10-Q under the heading "Investment Considerations" for an extended discussion of the risks confronting our business. The forward-looking statements in this Form 10-Q should be considered in the context of these risk factors.

EpicEdge, Inc. is a publicly held Texas corporation listed on the American Stock Exchange under the symbol "EDG." We were originally incorporated under the name Loch Exploration, Inc. in June 1979. In April 1989, Loch Exploration filed for Chapter 11 bankruptcy, and was reorganized in connection with a Plan of Reorganization, effective November 17, 1989. In December 1998, Loch Exploration, Inc. transferred all of its assets and liabilities to Loch Energy, Inc., in exchange for shares of Loch Energy, Inc. common stock, whereby Loch Energy became a subsidiary of Loch Exploration. In January 1999, Loch Exploration acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of common stock. In April 1999, Design Automation was merged into Loch Exploration, and Loch Exploration changed its name to Design Automation Systems Incorporated. In March 2000, we changed our name to EpicEdge, Inc. During the quarter ended September 30, 2000, we irrevocably transferred all of the shares of Loch Energy to a designated trustee.

In 2001 and 2002, we engaged in the business of providing consulting services to assist state and local government agencies, as well as commercial enterprises, meet their business goals through implementation and support of client/server and Internet-enabled PeopleSoft applications, custom Web application development, and strategic consulting. We deliver successful IT project-based services by combining the elements of market-leading products, highly skilled technical personnel, and proven project methodologies. Our business technology solutions help clients maximize their return on investment and lower their total cost of ownership of their software.

Our services currently include guiding clients through the entire software development life cycle of their projects, including the following: strategic planning, project management, business process evaluation, integrated marketing and communications, system architecture and design, product acquisition, application hosting, configuration and implementation, ongoing operational support, and evolutions in technology. We also focus our solutions on application management and business process outsourcing. The majority of our revenues was, and is expected to be, associated with providing project management, consulting services, and software implementation to state and local governments, including those in the States of Texas, Washington, California, and New York.

RESULTS OF OPERATIONS

The following table sets forth certain condensed statement of operations data expressed as a percentage of total revenues for the periods indicated:

                                                  Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                  2002          2001        2002          2001
                                                 -----         -----       -----         -----
Revenues                                         100.0%        100.0%      100.0%        100.0%
Cost of revenues                                  62.8          69.8        65.4          69.8
                                                 -----         -----       -----         -----
    Gross margin                                  37.2          30.2        34.6          30.2
                                                 -----         -----       -----         -----

Operating expenses:
    Selling, general and administrative           18.1          19.0        18.0          25.7
    Compensation and benefits                     13.5          10.9        16.0          30.4
    Depreciation                                   5.1           5.3         6.2           6.1
    Goodwill amortization and impairment            --          27.3          --          31.7
                                                 -----         -----       -----         -----
                                                  36.7          62.5        40.2          93.9
                                                 -----         -----       -----         -----
         Income (loss) from operations             0.5         (32.3)       (5.6)        (63.7)

    Interest and other income (expense), net      (5.7)        (18.2)       (6.2)        (20.0)
                                                 -----         -----       -----         -----

    Loss from continuing operations               (5.2)        (50.5)      (11.8)        (83.7)
    Loss from discontinued operations               --          (0.2)         --          (0.1)
    Extraordinary gain (loss)                     (1.1)          0.4        (0.1)          4.3
                                                 -----         -----       -----         -----
    Net loss                                      (6.3)%       (50.3)%     (11.9)%       (79.5)%
                                                 =====         =====       =====         =====

REVENUES

For the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, total revenues increased $813,000 or 18.2%, to $5,270,000 from $4,457,000. For the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, total revenues increased $1,516,000 or 13.2%, to $13,034,000 from $11,518,000. The increase in revenue is due primarily to the addition of projects with new customers. Two customers represented 42% and 52% of total revenues in the three and nine months ended September 30, 2002, respectively; and the same two customers represented 60% and 58% in the three and nine months ended September 30, 2001, respectively. Another customer represented 14% and 11% of total revenues in the three and nine months ended September 30, 2002, respectively. No other single customer represented 10% or more of total revenues for the three and nine months ended September 30, 2001 and 2002.

COST OF REVENUES and GROSS PROFIT

For the three months ended September 30, 2002, total gross profit increased 45.7% to $1,962,000 as compared to the three months ended September 30, 2001 of $1,347,000. For the nine months ended September 30, 2002, total gross profit increased 29.6% to $4,514,000 as compared to the nine months ended September 30, 2001 of $3,484,000.

The gross margin percent from professional services increased 23.2% for the three months ended September 30 from 30.2% in 2001 to 37.2% in 2002. The gross margin percent for the nine months ended September 30 increased 14.6% from 30.2% in 2001 to 34.6% in 2002. The increase in gross margin is a result of increased utilization of billable staff partially offset by the increase in utilization of subcontractors.

OPERATING EXPENSES

Selling, general and administrative expenses increased $106,000, or 12.5%, to $955,000 from $849,000 for the three months ended September 30, 2002, and 2001, respectively. However, for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, selling, general and administrative expenses decreased $612,000, or 20.7%, from $2,963,000 to $2,351,000. In the first quarter of 2001, a strategy and plan of execution was adopted to attempt to stabilize the organization and return to positive cash flow and eventual profitability. This strategy included a strict line-by-line review and evaluation of non-compensation expenses. This strategy was closely monitored throughout 2001 and continues into 2002. The decrease in expenses for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 is due primarily to a decrease in facilities as a result of closing several offices beginning in 2001 and a decrease in recruiting and relocation costs. These decreases are partially offset by an increase in legal expenses during 2002. The increase in expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 is due primarily to the increase in legal expenses.

Compensation and benefit expenses increased $227,000, or 46.7%, to $713,000 from $486,000 for the three months ended September 30, 2002, and 2001, respectively. The increase is primarily due to the addition of personnel to support the increase in revenues. We are continuously evaluating and analyzing various aspects of the business for either current or potential future profitability. As a result of this review process, during the third quarter of 2001, we made the strategic decision to eliminate certain ancillary activities, most notably our training division which further eliminated non-productive compensation and associated overhead expenses. This third quarter 2001 reduction eliminated an additional 16 full-time positions, or 14% of our workforce at that time. The effect of this staff elimination is part of the reduction in compensation and benefits experienced in the third quarter 2001. For the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, compensation and benefit expenses decreased $1,419,000, or 40.6%, to $2,078,000 from $3,497,000. This decrease is a result of effects of our stabilization and reduction strategy that began in October 2000 with a reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001 and the 15% reduction in our workforce in the third quarter 2001 discussed above coupled with controlled growth in staff to maintain high utilization rates among our consulting staff and effective use of our non-billable resources. Additionally, in August 2002, we implemented a plan to reduce annual cost by $1 million, which included a reduction in our workforce of 10 full-time positions, or 8% of our workforce at that time. Due to the nature and timing of the execution of the plan, we expect the associated cost reductions will be realized in the first quarter of 2003. Due to these eventual reductions in compensation and benefits along with the results of our continuing line-by-line review and evaluation of non-compensation expenses, we may begin to be cash flow positive by the end of 2002; however, no assurances can be made that these expense reductions will have the effect we expect or occur in the timeframe we anticipate.

Depreciation and Amortization

Depreciation for the three and nine months ended September 30, 2002 was $270,000 and $810,000, respectively, compared to $234,000 and $702,000 for the same three and nine months periods ended September 30, 2001. This increase is from the depreciation on replacement computer equipment for our billable staff.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective on January 1, 2002. Under SFAS No. 142, goodwill, whose balance was $460,000 at September 30, 2002, with indefinite lives will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator.

We assessed the carrying value of our goodwill in the third quarter of 2002 to determine the complete impact of the adoption of SFAS No. 142. No further impairment was required at September 30, 2002.

Debt Discount Amortization

In November 2000, our former Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of convertible notes (the "November Convertible Notes"). We were able to draw upon the line of credit from time to time as needed. As of September 30, 2001, we had drawn $900,000 on the line of credit. During September 2001, the unused balance of the Convertible Notes was cancelled. The

November Convertible Notes have an annual interest rate of 8%, were originally convertible at the lenders' option at $.50 per share and were scheduled to mature on December 31, 2001. The lender had the option to demand repayment of the November Convertible Notes within 30 days after the IPS sale; however, the lender made no such demand. In connection with the November Convertible Notes, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $900,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the November Convertible Notes. This discount was amortized into interest expense over the life of the November Convertible Notes. Debt discount amortization of $675,000 was recorded as interest expense through August 2001. In August 2001, as a condition precedent to the Series A and Series B Convertible Preferred Stock financings, we renegotiated the terms of the November Convertible Notes (the "Amended November Convertible Notes") that extended the maturity date, increased the conversion feature to $1.00 per share, and cancelled the warrants. In exchange, we agreed to commence interest-only payments to the lender based upon the principal and accrued interest as of September 1, 2001. Upon cancellation of these warrants, the debt was brought to its full value of $900,000 with the remaining unamortized portion of the debt discount of $225,000 being offset to additional paid in capital. The November Convertible Notes were amended as of April 16, 2002. The new terms are that the Amended November Convertible Notes still bear an annual interest rate of 8%, are convertible at the lenders' option into shares of our common stock at $.25 per share and mature on December 1, 2004.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the "December Convertible Notes"), both of which formerly served or had representatives serve on our Board of Directors. The December Convertible Notes were originally convertible at the lenders' option at $.50 per share. The December Convertible Notes bear interest at 8% per annum and originally matured on December 31, 2001. The lenders had the option to demand repayment of the December Convertible Notes within 30 days after the IPS sale. In connection with the December Convertible Notes, the lenders were issued five-year warrants to purchase an aggregate 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Convertible Notes. This discount was amortized into interest expense over the life of the December Convertible Notes. This debt discount was fully amortized as of December 31, 2001 and amortization of $1,300,000 was recorded as interest expense in 2001. Warrants to purchase 2,000,000 shares of our common stock issued with the December Convertible Notes were relinquished on April 16, 2002.

Interest Expense

Interest expense for the three and nine months ended September 30, 2002 was $262,000 and $775,000, respectively compared to $289,000 and $592,000 for the three and nine months ended September 30, 2001, respectively. Although this is an increase of $183,000 for the nine months in 2002 over 2001, in 2001 there was $2.4 million of debt that had warrants issued in conjunction with the debt and this caused the debt to be recorded at a net carrying value of zero (see above). As a result, the interest that would have normally been associated with these debt instruments was reflected in the debt discount amortization.

In addition, as a result of the debt conversion (see LIQUIDITY AND CAPITAL RESOURCES), the majority of debt that generates this interest expense will convert into equity. After the debt conversion, which occurred on November 11, 2002, interest expense is expected to be approximately $30,000 per quarter.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, our primary sources of liquidity were cash and cash equivalents of $199,000 and net accounts receivable of $3,163,000.

As of December 31, 2001, our primary sources of liquidity were cash and cash equivalents of $256,000 and net accounts receivable of $1,803,000.

Net cash used in operating activities was $1,635,000 for the nine months ended September 30, 2002, as compared to $5,002,000 at September 30, 2001. The difference was primarily due to a reduction in losses from operations, an increase in accounts receivable and the decrease in non-cash items for depreciation and amortization of debt discount.

Net cash used in investing activities was $128,000 for the nine months ended September 30, 2002, as compared to net cash provided by investing activities of $5,418,000 for the nine months ended September 30, 2001. This was primarily due to the proceeds received with the sale of IPS in the first quarter of 2001.

Net cash provided by financing activities was $1,706,000 for the nine months ended September 30, 2002, as compared to net cash used in financing activities of $1,371,000 for the nine months ended September 30, 2001. This difference was primarily a result of the $2,600,000 of convertible debt funding in the first, second and third quarters of 2002, net of scheduled payments of notes payable, as compared to the repayment of the line of credit debt in the first quarter 2001 from the proceeds of the IPS transaction.

In July 2000, we issued $5 million in a convertible debt offering to Edgewater and Fleck T.I.M.E. These notes (the "July 2000 Convertible Notes") were originally convertible at a 25% discount to the price paid by investors in a qualified financing into the security sold in such qualified financing or, if no such financing occurred, at $5.00 per share into our common stock. A qualified financing never occurred, so these notes remained convertible at $5.00 per share into our common stock until we entered into the Note Agreement (as defined below).

In November 2000, our former Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of convertible notes (the "November 2000 Convertible Notes"). Initially, we were able to draw upon the line of credit from time to time as needed, and as of September 30, 2001, we had drawn $900,000 on the line of credit. As a result of later amendments, we no longer have any available borrowing under the line of credit. The November 2000 Convertible Notes originally bore interest at an annual rate of 8%, were convertible at the lenders' option at $.50 per share and were scheduled to mature on December 31, 2001. In August 2001, we renegotiated the terms of the November 2000 Convertible Notes that extended the maturity date and increased the conversion feature to $1.00 per share, convertible at the lender's option. In exchange, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001. On April 16, 2002, in conjunction with the Convertible Notes discussed above, the November 2000 Convertible Notes were again renegotiated. The new terms are that the November 2000 Convertible Notes still bear an annual interest rate of 8%, are convertible at the lenders' option into shares of our common stock at $.25 per share and mature on December 1, 2004. We are still making monthly interest-only payments of approximately $6,400 per month.

In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the "December 2000 Convertible Notes"), both of which formerly served or had representatives serve on our Board of Directors. The December 2000 Convertible Notes were initially convertible at the lenders' option at $.50 per share. The December 2000 Convertible Notes bear interest at 8% per annum and originally matured on December 31, 2001. Of these convertible notes, the holder of $1,000,000 agreed in December 2001 to extend the maturity date to January 31, 2003.

In June 2001, we began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see RESTRUCTURING PLAN below), pay or renegotiate legacy expenses, and provide working capital to execute on our current operating plan. Although the final documents were not executed until April 2002, we received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (the "June 2001 Convertible Notes"). We received additional funding under the June 2001 Convertible Notes of $860,000, $1,240,000 and $500,000 during the first, second and third quarters of 2002, respectively. On April 16, 2002, the terms were finalized on these convertible notes, subject to stockholder approval, which was obtained at the 2002 Annual Meeting held in July 2002 (the "2002 Annual Meeting"). The total amount to be received under the June 2001 convertible notes was to be a minimum of $2,650,000 up to a maximum of $4,500,000 ($3,650,000 of which has been received as of September 2002). Until converted, these June 2001 Convertible Notes are for a term of one year and are due April 2003, and have a stated interest rate of 8%.

In April 2002, we entered into a Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Loche (the "Note Agreement"), whereby the holders of the July 2000 Convertible Notes and $1,000,000 of the December 2000 Convertible Notes agreed to convert the outstanding principal balance of such notes and accrued interest into shares of the our Series A Convertible Preferred Stock (the "Series A Preferred Stock") at the Equity Closing (as defined in the Note Agreement). As a result, the holder of the remaining $500,000 of the December 2000 Convertible Notes demanded payment. On April 16, 2002, we negotiated with this individual to repay this note over an installment period. We paid $300,000 on the remaining December 2000 Convertible Notes in April 2002. The balance plus accrued interest is due in January 2003.

In addition to the conversion of the July 2000 Convertible Notes and certain of the December 2000 Convertible Notes at the Equity Closing, the holders of the June 2001 Convertible Notes agreed to convert most of the outstanding principal balance of such notes and accrued interest into shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock"). At the Equity Closing, all but $2,000,000 of the outstanding balance on the June 2001 Convertible Notes was converted into shares of Series B Preferred Stock. The additional $2,000,000 (the "Edgewater Special Debt") could have been converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, we entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of the Edgewater Special Debt, including an additional $500,000 funded under the June 2001 Convertible Notes during October and November of 2002, plus accrued interest into shares of our Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). It is anticipated that the B-1 Note Agreement will be subject to certain closing conditions. As part of the B-1 Note Agreement, the Company intends to issue Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share.

Also, on November 7, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), whereby SVB agreed to loan us up to $1,400,000. This facility includes a $1 million revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements as well as a $400,000 term note. At the closing of the loan, we used $400,000 from the term note facility to extinguish the $856,000 balance and cure our secured loan from GE Access that was in default since it was due on October 16, 2002. Until January 10, 2003, approximately $234,000 of the revolving line of credit is restricted. To date, we have not borrowed under the SVB line of credit, and have $766,000 of borrowing ability remaining. Of the $1,400,000 credit facility with SVB, $1,000,000 was guaranteed by Edgewater. The SVB debt is secured by all of our assets. The line of credit is priced at prime plus 1% on a fully-floating basis and matures in twelve months. The advance rate on the line is determined by the defined borrowing base, which is 80% of eligible accounts receivable. The term loan is priced at 10% on a fixed-rate basis. The term loan is fully amortizing and also matures in one year.

On November 11, 2002, in accordance with the Note Agreement, we converted $6,000,000 of convertible debt and the related accrued and unpaid interest of $1,272,000 into 9,695,000 shares of Series A Preferred Stock and $2,150,000 of convertible debt and the related accrued and unpaid interest of $230,089 into 3,173,000 shares of Series B Preferred Stock.

The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to 2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. The Series A Preferred Stock shall have a stated value of $.75. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. The Series B Preferred Stock shall have a stated value of $.75. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

It is anticipated that the Series B-1 Preferred Stock will have the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) senior to the holders of the Series A Preferred Stock and Series B Preferred Stock and in preference to common stock, an amount equal to 3.5 times the original Series B-1 Preferred Stock purchase price per share (the "Series B-1 Preference") and a ratable share of the distribution of assets and property with the holders of Common Stock at a conversion price of $0.75 per share, or (b) a ratable share of the distribution of assets and property with the holders of common stock, participating on an as converted basis at $0.25 per share. The Series B-1 Preferred Stock shall have a stated value of $.75. The holders of the Series B-1 Preferred Stock will have the right to convert shares of Series B-1 Preferred Stock, at the option of each holder thereof, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value if the holders of the Series B-1 Preferred Stock elect not to take the Series B-1 Preference. If the holders of the Series B-1 Preferred Stock take the Series B-1 Preference, the conversion price will be $0.75 per share. The total number of shares of common stock into which such shares may be converted initially will be determined by dividing the aggregate original Series B-1 Preferred Stock purchase price of $.75 plus accrued interest, by the conversion price. The initial conversion price for the Series B-1 Stock will be $0.25 or $0.75 (if the holders of the Series B-1 Stock take the Series B-1 Preference), as the case may be. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

All of the preferred stock has anti-dilution protection that will adjust the conversion price of each series to increase the number of shares of common stock issuable upon conversion of such shares of preferred stock if, and to the extent, we issue additional securities at a price per share lower than the conversion price of each such series of preferred stock. The adjustment will be based upon a broad-based, weighted average formula that increases the conversion rate based upon the number of new securities issued and the extent to which such securities were issued below the conversion price of each series of preferred.

At September 30, 2002, we had a working capital deficit of $11,527,000. However, had the debt conversions as approved by the shareholders occurred as of September 30, 2002 (see pro-forma effects discussed in Note 4 of the financial statements), we would have had a working capital deficit of $2,285,000. Additionally, during 1999 and 2000, we completed several acquisitions and divestitures that placed an additional strain on our cash resources as the operations of the acquired businesses were integrated with our operations and the operations of the divestitures were extracted from our operations. Management expects that our current available funds, funds provided from current operations, and the available funds to be borrowed under our line of credit and term loan facility with SVB will be sufficient to satisfy our cash requirements through the end of 2003 based on our current projections. However, if revenues deteriorate or our operating cash flows and SVB line of credit become inadequate, or if our revenues grow faster and/or higher than expected we may not be able to continue successfully funding our operations. In that event, we may need to raise additional funding from other sources. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.

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

In the first quarter of 2001, we received the above-described proceeds, cancellation of the inter-company payable and receivables with IPS, along with the return of 740,260 shares, in exchange for the transfer of assets of $6,085,000 and liabilities of $8,028,000. In addition, with the return of the shares held by the ESOP, a reduction in unearned compensation of $8,979,000 associated with these unreleased ESOP shares was recorded as a charge against the additional paid in capital arising from the IPS acquisition. The net proceeds from the sale of IPS were used to pay off the secured debt for $2,275,000 and the balance was used to fund working capital needs such as payroll and current accounts payable.

In February 2001, we adopted a strategy and a plan of execution to reduce our workforce and other costs in order to stabilize the organization. We hired a consulting group to assist in designing and executing a repayment plan (the "Plan") with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, we could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy our obligations to the unsecured creditors. In June 2001, in accordance with the Plan, we paid the initial installment to consenting unsecured creditors under the Plan representing 18% of the original obligation. In December 2001, we made a second installment of 12% of the original obligation to fully satisfy its obligations under the Plan as it relates to $2,045,000 of the original unsecured accounts payable. The then remaining balance of $1,049,000 would be paid quarterly at four (4%) percent of the original balance through June 2004, unless the remaining unsecured creditors agree to a lesser amount over a shorter time. As a result of settlement agreements and other legal causes of action by our unsecured creditors, during the third quarter 2002, it was necessary to reverse some extraordinary gain recognized in previous quarters. The reversal of extraordinary gain in the third quarter 2002 of $58,000 resulted in a net extraordinary loss of $56,000 and $11,000 for the three and nine months ended September 30, 2002, respectively.

In March 2001, we negotiated new terms for $1,933,000 of other notes payable, which extended repayment terms into 2002.

In October 2000, we reduced our workforce by 43 full-time positions, or 14% of our workforce at that time. In the spring of 2001, a strategy and plan of execution was adopted to stabilize the organization and return to positive cash flow and eventual profitability. This strategy includes a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments. In the fourth quarter 2000 and in the first quarter 2001, there were continuing additional non-recurring expenses associated with these reductions in force. During the third quarter of 2001, our workforce was reduced by another 15%.

INVESTMENT CONSIDERATIONS

The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or presented elsewhere by management from time to time.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE.

      Management expects that our current available funds, funds provided from current operations, and the available funds to be borrowed under our line of credit and term loan facility with SVB, will be sufficient to satisfy our cash requirements through the end of 2003 based on our current projections. However, if our operating cash flows and SVB line of credit becomes inadequate, or if our revenues grow faster and/or higher than expected, we may not be able to continue successfully funding our operations. In that event, we may need to raise additional funding from other sources. Sources of additional financing may include additional bank debt or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of debt may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.

WE MAY REPORT AN OPERATING LOSS IN 2002 AND MAY NOT ACHIEVE OR SUSTAIN FUTURE PROFITABILITY.

      Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous three fiscal years, and again in the first two quarters of 2002. We reported operating income of $24,000 for the third quarter of 2002. Although our revenues have generally been increasing since the third quarter of fiscal 2000 and this trend has continued into the first three quarters of 2002, it is possible that we may continue to incur operating losses, and that our revenues may decline for the remainder of 2002. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan does not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to maintain the historical increase in our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not be able to sustain it.

DUE TO THE LIQUIDATION PREFERENCES OF OUR OUTSTANDING PREFERRED STOCK, THE HOLDERS OF SUCH PREFERRED STOCK MAY BE ENTITLED TO RECEIVE ALL OR SUBSTANTIALLY ALL OF THE PROCEEDS FROM ANY SALE OF THE COMPANY THAT RESULTS IN A LIQUIDATION EVENT UNDER THE TERMS OF THE PREFERRED STOCK.

      According to the terms of our currently outstanding shares of Series A and Series B Preferred Stock, any merger or sale of capital stock in which our shareholders prior to such action do not own a majority of the outstanding shares of the surviving corporation or any sale of all or substantially all of our assets shall be deemed to be a liquidation event. Upon a liquidation event, the holders of the Series A and Series B Preferred Stock have a right to receive
2.75 times the original purchase price of such preferred stock in the event such liquidation event occurs on or before April 15, 2004. After such date, these holders will be entitled to a liquidation preference equal to 3 times the original purchase price of such preferred. As a result, the holders of the 12,734,881 shares of currently outstanding preferred stock will be entitled to the first approximately $26,268,000 of proceeds from the liquidation event available to be distributed to our shareholders if such liquidation event happens on or before April 15, 2004, or approximately $28,653,000 if such event occurs after such date. In addition, the liquidation preference of the proposed Series B-1 Preferred Stock is anticipated to be 3.5 times the original purchase price of the Series B-1 Preferred Stock. Lastly, the management participants in our cash Bonus Plan could be entitled to receive certain of the proceeds available for distribution to our shareholders in preference to the holders of both our preferred and common stock. For a description of the Bonus Plan, please see Footnote 9 in the Notes to Condensed Financial Statements contained in Part I Item 1 of this 10-Q. As a result of the liquidation preferences of the preferred stock and the Bonus Plan, certain members or our management and the holders of our preferred stock may be entitled to receive all or substantially all of the proceeds from any sale of the company that results in a liquidation event under the terms of the preferred stock in preference to the holders of our common stock and the existence of such liquidation preferences could materially affect the market price of our common stock.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS AND OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION.

      A high percentage of our operating expenses, approximately 50%, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter.

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

      For the quarter ended September 30, 2002, approximately 87% of our revenues were either directly or indirectly, as a subcontractor, derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows.

WE DEPEND HEAVILY ON OUR PRINCIPAL CLIENTS.

      We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. In the third quarter of 2002, our two largest clients, the Texas Department of Health and Northrop Grumman, accounted for approximately 43% of our revenues. Another customer accounted for 14% of our revenues in the third quarter of 2003. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

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

      Our business is labor intensive and our success will depend upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their workforces or slowed their hiring efforts, and we reduced our workforce in October 2000, March and September 2001, and again in September 2002, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. Additionally, the industry attrition rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.

IF OUR MARKETING RELATIONSHIPS WITH SOFTWARE VENDORS DETERIORATE, WE WOULD LOSE THEIR POTENTIAL CLIENT REFERRALS.

      We currently have marketing relationships with software vendors, including PeopleSoft and Sun Microsystems. We estimate that we derive nearly all of our revenues directly or indirectly from these relationships. Although we have historically received a number of business leads from these software vendors to implement their products, they are not required to refer business to us, may cease referring business to us and may further terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain new clients may cause a reduction in our revenue growth.

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

BUSINESSES MAY DECREASE OR DELAY THEIR USE OF ADVANCED TECHNOLOGIES AS A MEANS FOR CONDUCTING COMMERCE.

      Our future success depends heavily on the increased acceptance and use of advanced technologies as a means for conducting commerce and streamlining operations. We focus our services on the development and implementation of advanced technology strategies and solutions. If use of these advanced technologies does not continue to grow, or grows more slowly than expected, our revenue growth could slow or decline and our business, financial condition and results of operations could be materially adversely affected. Consumers and businesses may delay adoption of advanced technologies for a number of reasons, including:

      - inability to implement and sustain profitable business models using advanced technologies;

      -     inadequate network infrastructure or bandwidth;

      - delays in the development or adoption of new technical standards and protocols required to handle increased levels of usage;

      - delays in the development of security and authentication technology necessary to effect secure transmission of confidential information; and

      - failure of companies to meet their clients' expectations in delivering goods and services using advanced technologies.

WE COULD BECOME SUBJECT TO LAWSUITS OR INVESTIGATIONS THAT COULD RESULT IN MATERIAL LIABILITIES TO US OR CAUSE US TO INCUR MATERIAL COSTS.

      The Company was notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in the Company's securities and the securities of other companies during the period 1999 and 2000, and (2) certain actions of the Company during that same period. The Company intends to fully cooperate with the SEC to the extent it requests information. At this time, management is unable to predict the outcome of this investigation with certainty. The Company could become subject to an order enjoining the Company from unlawful conduct and incur civil monetary penalties as a result of the investigation. Such penalties could have a material adverse effect on the Company and its operations or financial condition.

      We have several lawsuits pending against us. One involves a former employee who alleges the Company wrongfully prohibited him from selling company stock. Damages alleged are $2,715,630. The former employee claims that through the acts and/or omissions of the company and other named parties of the suit, the company and other named parties failed to give correct and truthful information that he needed before he could sell his stock.

      Another suit involves breach of contract. We filed suit on May 31, 2001 against Reliant Energy seeking specified damages in the amount of $973,804 plus costs and attorneys fees. On October 28, 2002, Reliant Resources, Inc. sent a demand letter in connection with this case stating that the Company breached a written contract with Reliant Resources, Inc. for the delivery of a system and demanding payment of $657,000 plus expenses. The Company is currently waiting on a ruling on a request for continuance.

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

      Our general liability insurance coverage, as well as coverage for errors or omissions, may not continue to be available on reasonable terms or in sufficient amounts to cover one or more claims, and the insurer may disclaim coverage as to any future claim. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.

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

      Notwithstanding the terms of the July 30, 2002 letter from the AMEX, the Exchange has advised us that consistent with its obligations and responsibilities as a self-regulatory organization, it is authorized to initiate immediate delisting proceedings as appropriate in the public interest. Therefore, despite compliance with the submitted plan, the AMEX may decide to delist our common stock based on our non-compliance with AMEX rules or our financial condition. In addition, we have not received final approval from the AMEX of the shares of common stock issuable upon conversion of the Series A and Series B Preferred Stock issued in the Equity Closing. As a result of the above factors, we can give no assurances that our securities will not be delisted from trading by AMEX. However, the Company is evaluating the efficacy of continued listing on the AMEX and may consider delisting itself from the exchange whether or not the Company continues to make progress towards its plan.

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

WE FACE SIGNIFICANT COMPETITION IN MARKETS THAT ARE NEW, INTENSELY COMPETITIVE AND RAPIDLY CHANGING.

      The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting firms, strategy consulting firms, Internet and e-business professional services providers, software integration firms, application software vendors, and internal information systems groups. Some of our competitors are Accenture Ltd., Maximus, Inc., Lante Corporation, IBM Global Services, Deloitte Consulting (soon to be Braxton), Intelligroup, Inc. and KPMG Consulting, Inc. Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition. These firms may attempt to gain a competitive advantage by offering large pricing concessions. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. We believe that the principal competitive factors in our markets include:

      -     Internet expertise and talent;

      -     quality of service, price and speed of delivery;

      - ability to integrate strategy, technology and creative design services;

      -     vertical industry knowledge; and

      -     project management capability.

      We believe that our ability to compete also depends in part on a number of competitive factors outside our control, including:

      - the ability of our competitors to hire, retain and motivate their senior staff;

      - the development by others of Internet solutions or software that is competitive with our products and services; and

      -     the extent of our competitors' responsiveness to client needs.

There can be no assurance that we will be able to compete successfully with our competitors.

WE SOMETIMES ENTER INTO FIXED-PRICE CONTRACTS.

      Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. We recognize revenues when defined milestones are reached. For the three months ended September 30, 2002, approximately 31% of our revenues were from fixed-price, fixed time frame contracts. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we may experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.

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

      Certain shareholders Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP and affiliates of Fleck own approximately 14% and 6%, respectively, of the outstanding shares of our common stock. On a pro-forma basis, assuming conversion of the debt at September 30, 2002 into Series A and Series B Preferred Stock, Edgewater and Fleck will have greatly increased their voting control over our affairs to approximately 35.7% and 17.3%, respectively. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including the election of directors, a sale of substantially all our assets, a merger with another entity or an amendment our certificate of incorporation. The ownership position of these shareholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

OUR REVENUES AND OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO FORECAST, WHICH MAY CAUSE THE MARKET PRICE OF OUR COMMON STOCK TO DECLINE.

      Our revenues and operating results are subject to significant variation from quarter to quarter due to a number of factors, including:

      -     the number, size and scope of projects in which we are engaged;

      - demand for our services generated by strategic relationships and certain prime contractors;

      -     economic conditions in the vertical and geographic markets we serve;

      - our employee utilization rates and the number of billable days in a particular quarter;

      -     the contractual terms and degree of completion of projects;

      - any delays or costs incurred in connection with a project or early termination of a project;

      - the accuracy of estimates of resources required to complete ongoing projects;

      - our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors;

      - start-up costs including software license fees incurred in connection with the initiation of large projects;

      -     the adequacy of provisions for losses.

The timing and realization of opportunities in our sales pipeline make the timing and variability of revenues difficult to forecast. Because of the variability of our quarterly operating results, we believe that period-to-period comparisons of our operating results are not necessarily meaningful, should not be relied upon as indications of future performance and may result in volatility and declines in the price of our common stock. In addition, our operating results may from time to time be below the expectations of analysts and investors. If so, the market price of our common stock may continue to decline.

THE TRADING PRICE OF OUR STOCK HAS BEEN, AND IS EXPECTED TO BE, HIGHLY VOLATILE. THE PRICE OF OUR COMMON STOCK IS SUBJECT TO SIGNIFICANT FLUCTUATION.

      In addition, the trading price of our common stock could be subject to wide fluctuations in response to:

      - general economic or stock market conditions unrelated to our operating performance;

      -     quarterly variations in operating results;

      -     changes in earnings estimates by analysts;

      - any differences between reported results and analysts' published or unpublished expectations;

      - announcements of new contracts or service offerings by us or our competitors; and

      -     other events or factors.

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

There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are increasing rates as a result of high claims rates over the past year and our rates for our various insurance policies have increased and may continue to increase. Further, proposed initiatives result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE UNABLE TO PROTECT OUR PROPRIETARY TECHNOLOGY.

      Our success depends, in part, upon our proprietary methodologies and other intellectual property rights. We rely upon a combination of trade secret, nondisclosure and other contractual arrangements to protect our proprietary rights. We enter into confidentiality agreements with our employees; generally require that our consultants and clients enter into such agreements; and limit access to distribution of our proprietary information. We currently do not have any trademark or copyright protection on any of our intellectual property. There can be no assurance that the steps taken by us in this regard will be adequate to deter misappropriation of our proprietary information or that we will be able to detect unauthorized use and take appropriate steps to enforce our intellectual property rights. In addition, although we believe that our services and products do not infringe on the intellectual property rights of others, there can be no assurance that such a claim will not be asserted against us in the future, or that if asserted any such claim will be successfully defended. A successful claim against us could have material adverse affect on our business, financial condition and results of operations.

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

THE ISSUANCE OF ADDITIONAL COMMON STOCK UPON THE CONVERSION OR EXERCISE OF OUR OUTSTANDING DERIVATIVE SECURITIES COULD RESULT IN DILUTION TO EACH SHAREHOLDER'S PERCENTAGE OWNERSHIP INTEREST AND COULD MATERIALLY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

      As of November 11, 2002, there were approximately 18,200,333 shares of our common stock issued and outstanding. Approximately 10,268,000 shares of common stock are issuable upon exercise of employee and director stock options under our current stock option plans and will become eligible for sale in the public markets at prescribed times in the future. We also have outstanding warrants which are exercisable into an aggregate of 2,022,000 shares of common stock. In addition, 2,667,000 shares of preferred stock are issuable upon conversion of the remaining $2,000,000 principal balance plus interest on the June Convertible Notes issued to Edgewater. Also, the outstanding and issuable shares of preferred stock are convertible into an aggregate of 11,680,000 additional shares of our common stock. Lastly, the number of shares issuable upon the conversion of each of our series of preferred stock is subject to adjustment upon the occurrence of certain dilutive events which could result in the issuance of additional shares of common stock.

      The issuance and sale of a significant number of shares of common stock upon the exercise of stock options and warrants, the conversion of our outstanding preferred stock, or the sales of a substantial number of shares of common stock pursuant to Rule 144 or otherwise, could adversely affect the market price of the common stock.

OUR ISSUANCE OF PREFERRED STOCK COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

      We currently have two series of preferred stock authorized and outstanding and have entered into a term sheet that would require the authorization of a third series. In addition, our board of directors has the authority to create additional classes of preferred stock (subject to certain protective provision of our current outstanding preferred stock). The preferred stock has voting rights, liquidation preferences, and other rights superior to the rights of our common stock. The potential issuance of additional preferred stock may delay or prevent a change in control of us, discourage bids for the common stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our common stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We do not believe there is any material market risk exposure with respect to derivative or other financial instruments, which would require disclosure under this item. However, we have obligations that have fixed interest rates and, therefore, contain market rate risk. (See Management Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources.)

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

We have several lawsuits pending against us. One involves a former employee who alleges the Company wrongfully prohibited him from selling company stock. Damages alleged are $2,715,630. The former employee claims that through the acts and/or omissions of the company and other named parties of the suit, the company and other named parties failed to give correct and truthful information that he needed before he could sell his stock.

Another suit involves breach of contract. We filed suit on May 31, 2001 against Reliant Energy seeking specified damages in the amount of $973,804 plus costs and attorneys fees. On October 28, 2002, Reliant Resources, Inc. sent a demand letter in connection with this case stating that the Company breached a written contract with Reliant Resources, Inc. for the delivery of a system and demanding payment of $657,000 plus expenses. The Company is currently waiting on a ruling on a request for continuance.

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

Item 4. Submission of Matters to a Vote of Security Holders

Our 2002 Annual Meeting of Shareholders was held on July 12, 2002 at our principal executive offices at 5508 Two Ninety West, Suite 300, Austin, TX 78735. The results of the voting are disclosed in the Form 10-Q filed on August 14, 2002 with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-Q:

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
2.1               Exchange Agreement, dated December 31, 1998, by and between
                  Loch Exploration, Inc., Loch Energy, Inc., Design Automation
                  Systems, Inc. and Carl Rose (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1999)

2.2 Amendment to Exchange Agreement, dated January 27, 1999, effective December 31, 1998, by and between Loch Exploration,
                  Inc., Loch Energy, Inc., Design Automation Systems, Inc., Carl
                  Rose, Glen Loch, Southport Capital Corporation, Carl R. Rose,
                  Trustee, Charles Leaver and Kelly Knake (Incorporated herein by reference to exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January
                  27, 1999)

2.3 Agreement and Plan of Merger, dated March 31, 1999, by and between Loch Exploration, Inc., the Shareholders of COAD
                  Solutions, Inc. and COAD Solutions, Inc. (Incorporated herein by reference to exhibit 2.2 to our Annual Report on Form
                  10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission on April 15, 1999)

2.4               Articles of Merger of Parent and Subsidiary between Loch
                  Exploration, Inc. and Design Automation Systems, Inc. filed with the Texas Secretary of State on April 12, 1999
                  (Incorporated herein by reference to exhibit 2.4 to our Annual
                  Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission on April 15,
                  1999)

2.5               Agreement and Plan of Merger, dated May 1999, by and between
                  Design Automation Systems, Inc., Dynamic Professional
                  Services, L.L.C. and COAD Solutions, Inc. (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14,
                  1999)

2.6 Agreement and Plan of Merger, dated July 30, 1999, by and between Design Automation Systems, Inc., Connected Software
                  Solutions, Inc., COAD Solutions, Inc., Roger Barnes and Lance
                  Dunbar (Incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999)

2.7 Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc.
                  and Net Information Systems, Inc. (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December
                  14, 1999)

2.8 Agreement and Plan of Merger, dated February 29, 2000, by and between Design Automation Systems, Inc., EACQ, LLC, The Growth
                  Strategy Group, Inc., Peter Davis, Jean Albert and Michael
                  McCahey (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2000)

2.9 Agreement and Plan of Merger, dated June 6, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition
                  Corporation, William Kern, Isabelle Suares, Peter Heinrich and
                  William Johnson (Incorporated herein by reference to exhibit
                  2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
2.10              Amendment to Agreement and Plan of Merger, dated June 30,
                  2000, by and between the Company, IPS Associates, Inc., EDG
                  Acquisition Corporation, William Kern, Isabelle Suares, Peter
                  Heinrich and William Johnson (Incorporated herein by reference to exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000)

2.11 Asset Purchase Agreement, dated July 19, 2000, by and between the Company, Tumble Interactive Media, Inc. and Charles C.
                  Vornberger (Incorporated herein by reference to exhibit 2.11 to our Quarterly Report on Form 10-QSB for the quarter ended
                  September 30,2000 filed with the Securities and Exchange
                  Commission on November 21, 2000)

2.12 Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc.
                  Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc. (Incorporated hereinby reference to exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001)

3.1               Restated Articles of Incorporation filed with the Texas
                  Secretary of State on July 18, 2002 (Incorporated herein by reference to exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

3.2 Second Amended and Restated Bylaws (Incorporated herein by reference to exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.1 Specimen Common Stock Certificate (Incorporated herein by reference to exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.2(#)            Specimen Series A Convertible Preferred Stock Certificate

4.3(#)            Specimen Series B Convertible Preferred Stock Certificate

4.4               Common Stock Warrant Purchase Agreement, dated December 29,
                  1999, by and between the Company and FINOVA Capital
                  Corporation (Incorporated herein by reference to exhibit 10.29 to our Quarterly Report on Form 10-QSB for the quarter ended
                  September 30,2000 filed with the Securities and Exchange
                  Commission on November 21, 2000)

4.5               Common Stock Purchase Warrant issued by the Company to FINOVA
                  Capital Corporation on December 29, 1999 (Incorporated herein by reference to exhibit 10.30 to our Quarterly Report on Form
                  10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.6 Stock Purchase Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private
                  Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
                  T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH
                  Partners LP, Wain Investment, LLC, Gerald C. Allen, and John
                  Paul DeJoria (Incorporated herein be reference to exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000)

4.7 Registration Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private
                  Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
                  T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH
                  Partners LP, Wain Investment, LLC,Gerald C. Allen, and John
                  Paul DeJoria (Incorporated herein be reference to exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000)

4.8               Warrant Certificate issued by Design Automation Systems, Inc.
                  to Aspen Finance Group on February 18, 2000 (Incorporated herein by reference to exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.9               Form of Warrant issued by Design Automation Systems, Inc. to
                  Robert Maddocks for 25,000 shares of our Common Stock and to
                  Robert Heller for 15,000 shares of our Common Stock on March
                  20, 2000 (Incorporated herein by reference to exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on
                  April 17, 2002)

4.10              Warrant to Purchase Common Stock issued by the Company to
                  Reliant Energy, Inc. on April 30, 2000 (Incorporated herein by reference to exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.11              Warrant issued by the Company to Nicholas L. Reding on May 25,
                  2000 (Incorporated herein by reference to exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.12              Amended and Restated Shareholders' Agreement, dated July 21,
                  2000, by and between the Company, Carl Rose, Charles Leaver,
                  Jeff Sexton, Kelly Knake, Edgewater Private Equity Fund III,
                  L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP,
                  Fleck Family Partnership II, LP, LJH Partners LP, Wain
                  Investment, LLC, Gerald C. Allen and John Paul DeJoria
                  (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2002 filed with the Securities and Exchange Commission on May
                  20, 2002)

4.13 Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P.
                  and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 10.27 to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.14              Form of Convertible Promissory Note issued by the Company to
                  Edgewater Private Equity Fund III, L.P. for a principal sum of
                  $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000 (Incorporated herein by reference to exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.15              Form of Amendment to Convertible Promissory Note, dated July
                  20, 2001, by and between each of Edgewater Private Equity Fund
                  III and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 4.26 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.16              Form of Amendment No. 2 to Convertible Promissory Note, dated
                  August 1, 2002, by and between each of Edgewater Private
                  Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.
                  (Incorporated herein by reference to exhibits 4.43 and 4.44 to our Quarterly Report on Form 10-Q for the quarter ended June
                  30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.17 Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P.
                  and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

4.18 Shareholders' Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton,
                  Edgewater Private Equity Fund III, L.P., Aspen Finance
                  Investors I, LLC, Fleck T.I.M.E. Fund, LP and Fleck Family
                  Partnership II, LP (Incorporated herein by reference to exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

4.19 Registration Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P.
                  and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.20              Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III,
                  L.P. and Fleck T.I.M.E. Fund, LP (Incorporated herein by
                  reference to exhibit 4.32 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.21              Form of Convertible Note issued by the Company to Carl Rose on
                  November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000
                  (Incorporated herein by reference to exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.22              Form of Amendments to Convertible Notes, dated August 31,
                  2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.23 Form of Amendments to Promissory Notes, dated April 16, 2002, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.39 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.24              Form of Convertible Note issued by the Company on December 1,
                  2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000 (Incorporated herein by reference to exhibit 4.15 to our Annual Report on Form 10-K for the year ended December
                  31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.25 Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P.
                  (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2002 filed with the Securities and Exchange Commission on May
                  20, 2002)

4.26(#)           Settlement Agreement, dated April 15, 2002, by and between the
                  Company, Richard Carter, Sam DiPaola, Carl Rose and Bahram
                  Nour-Omid

4.27 Form of Warrant issued by the Company to Bahram Nour-Omid for 1,000,000 shares of our Common Stock (Incorporated herein by reference to exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.28              Warrant Agreement issued by the Company to Brewer & Pritchard,
                  P.C. on May 15, 2001 (Incorporated herein by reference to exhibit 4.12 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.29 Form of Warrant issued by the Company to each of Panna Sharma and Eric Loeffel, each for 30,000 shares of our Common Stock, on July 31, 2001 and to John A. Svahn for 30,000 shares of our Common Stock in November 2001 (Incorporated herein by reference to exhibit 4.11 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.30 Share Return Agreement, dated August 29, 2001, by and between the Company, Carl Rose, Charles Leaver and Kelly Knake
                  (Incorporated herein by reference to exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended September
                  30,2001 filed with the Securities and Exchange Commission on November 19, 2001)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.31              Subordination Agreement, dated February 19, 2002, by and
                  between Edgewater Private Equity Fund III, L.P. and MRA
                  Systems, Inc., d/b/a GE Access (Incorporated herein by
                  reference to exhibit 4.18 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.32 Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
                  (Incorporated herein by reference to exhibit 4.19 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.33 First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III,
                  L.P. (Incorporated herein by reference to exhibit 4.22 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.34              Trademark and License Security Agreement, dated February 19,
                  2002, by and between the Company and Edgewater Private Equity
                  Fund III, L.P. (Incorporated herein by reference to exhibit
                  4.20 to our Annual Report on Form 10-K for the year ended
                  December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.35 First Amendment to Trademark and License Security Agreement, dated March 5, 2002, by and between the Company and Edgewater
                  Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.23 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.36              Note and Preferred Stock Purchase Agreement, dated April 16,
                  2002, by and between the Company, Edgewater Private Equity
                  Fund III, L.P., Fleck T.I.M.E. Fund, LP, John Paul DeJoria and
                  Patrick Loche (Incorporated herein by reference to exhibit
                  4.27 to our Annual Report on Form 10-K for the year ended
                  December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.37              Amendment No. 1 to The Note and Preferred Stock Purchase
                  Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.38              Amendment No. 2 to The Note and Preferred Stock Purchase
                  Agreement, dated June 14, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.54 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.39              Amendment No. 3 to The Note and Preferred Stock Purchase
                  Agreement, dated July 18, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.55 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.40              Amendment No. 4 to The Note and Preferred Stock Purchase
                  Agreement, dated July 31, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.56 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.41(#)           Amendment No. 5 to The Note and Preferred Stock Purchase
                  Agreement, dated August 21, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.42(#)           Amendment No. 6 to The Note and Preferred Stock Purchase
                  Agreement, dated October 22, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

4.43(#)           Amendment No. 7 to The Note and Preferred Stock Purchase
                  Agreement, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

4.44              Form of Substitute Secured Convertible Promissory Note, dated
                  April 16, 2002, issued by the Company to Edgewater Private
                  Equity Fund III, L.P. for a principal amount of $1,600,000, to John Paul DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck
                  T.I.M.E. Fund, LP for a principal amount of $400,000
                  (Incorporated herein by reference to exhibit 4.28 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.45(#)           Substitute Secured Convertible Promissory Note, dated November
                  1, 2002 issued by the Company to Edgewater Private Equity Fund
                  III, L.P. for a principal amount of $3,100,000

4.46              Security Agreement, dated April 16, 2002, by and between the
                  Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.29 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.47(#) First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund
                  III, L.P., on behalf of itself and certain other lenders

4.48              Subordination Agreement, dated April 16, 2002, by and between
                  Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access (Incorporated herein by reference to exhibit
                  4.30 to our Annual Report on Form 10-K for the year ended
                  December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.49              Trademark and License Security Agreement, dated April 16,
                  2002, by and between the Company and Edgewater Private Equity
                  Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.50(#) First Amendment to Trademark and License Security Agreement, dated April 29, 2002, by and between the Company and Edgewater
                  Private Equity Fund III, L.P., on behalf of itself and certain other lenders

4.51              Waiver Letter, dated April 16, 2002, by and between the
                  Company, Edgewater Private Equity Fund III, L.P., Fleck
                  T.I.M.E. Fund, LP and certain other parties (Incorporated herein by reference to exhibit 4.33 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.52 Termination Agreement, dated April 16, 2002, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
                  Private Equity Fund III, L.P., Aspen Finance Investors I, LLC,
                  Fleck T.I.M.E. Fund, LP, and Fleck Family Partnership II,
                  LP (Incorporated herein by reference to exhibit 4.34 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.53 Transaction Agreement, dated April 16, 2002, by and between the Company and Carl Rose (Incorporated herein by reference to exhibit 4.35 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.54              Transaction Agreement, dated April 16, 2002, by and between the Company and John Paul DeJoria (Incorporated herein by
                  reference to exhibit 4.36 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.55 Transaction Agreement, dated April 16, 2002, by and between the Company and Patrick Loche (Incorporated herein by reference to exhibit 4.37 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.56 Transaction Agreement, dated April 16, 2002, by and between the Company and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 4.38 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.57              Voting Agreement, dated April 16, 2002, by and between Carl
                  Rose, Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen,
                  John Paul DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 4.40 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.58(#) Memorandum of Terms for Series B-1 Convertible Preferred Stock dated September 20, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

4.59(#)           Letter Agreement regarding Series B-1 Convertible Preferred
                  Stock Warrant, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund, III, L.P.

4.60(#)           Waiver Letter, dated November 11, 2002, by and between the
                  Company and Edgewater Private Equity Fund III, L.P.

10.1              Lease Agreement, dated August 29, 1995, by and between MXM
                  Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
                  Systems, Inc.(Incorporated herein by reference to exhibit 10.5 to our Annual Report on Form 10-KSB for the year ended
                  December 31, 1998 filed with the Securities Exchange
                  Commission on April 15, 1999)

10.2              First Amendment of Lease, dated June 16, 1998, by and between
                  Transwestern Westchase III, L.P., successor in interest to MXM
                  Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
                  Systems, Inc. (Incorporated herein by reference to exhibit
                  10.5 to our Annual Report on Form 10-KSB for the year ended
                  December 31, 1998 filed with the Securities Exchange
                  Commission on April 15, 1999)

10.3 Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III,
                  L.P. (Incorporated herein by reference to exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.4              Design Automation Systems Incorporated 1999 Stock Option
                  Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule 14C filed with the
                  Securities and Exchange Commission on March 9, 1999)

10.5 EpicEdge, Inc. 2000 Employee Stock Purchase Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy
                  Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000)

10.6 Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center,
                  LLC (Incorporated herein by reference to exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.7              Microsystem Products Purchase Agreement, dated February 29,
                  2000, by and between the Company and MRA Systems, Inc., d/b/a
                  GE Access (Incorporated herein by reference to exhibit 10.13 to our Annual Report on Form 10-KSB for the year ended
                  December 31, 1999 filed with the Securities and Exchange
                  Commission on March 30, 2000)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.8              Office Lease Agreement, dated October 4, 2000, by and between the Company and ASC Management, Inc., as revised on September
                  14, 2001 and as modified on September 18, 2001 and again on
                  March 28, 2002 for office space in Austin, Texas (Incorporated herein by reference to exhibit 10.39 to our Annual Report on
                  Form 10-K for the year ended December 31, 2001 filed with the
                  Securities and Exchange Commission on April 17, 2002)

10.9 Form of Consent to Settlement of Claim (Incorporated herein by reference to exhibit 10.32 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30,2001 filed with the Securities and Exchange Commission on August 28, 2001)

10.10             Employment Agreement, dated June 1, 1999, by and between COAD
                  Solutions, Inc. and Richard Carter (Incorporated herein by reference to exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.11 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter (Incorporated herein by reference to exhibit 10.48 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.12             Employment Agreement, dated June 1, 1999, by and between COAD
                  Solutions, Inc. and Robert Cohan (Incorporated herein by reference to exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.13 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan (Incorporated herein by reference to exhibit 10.49 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.14             Employment Agreement, dated November 30, 1999, by and between
                  COAD Solutions, Inc. and Mark Slosberg (Incorporated herein by reference to exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.15 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg (Incorporated herein by reference to exhibit 10.50 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.16             Employment Agreement, dated April 15, 2000, by and between the
                  Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

10.17 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.51 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.18             Employment Agreement, dated February 28, 2000, by and between
                  Design Automation Systems, Inc. and Peter Davis (Incorporated herein by reference to exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.19 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis (Incorporated herein by reference to exhibit 10.52 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.20             Employment Agreement, dated April 16, 2002, by and between the
                  Company and Peter B. Covert (Incorporated herein by reference to exhibit 10.47 to Amendment No. 1 to our Annual Report on
                  Form 10-K for the year ended December 31, 2001 filed with the
                  Securities and Exchange Commission on April 30, 2002)

10.21(#)          Employment Agreement, dated June 17, 2002 by and between the
                  Company and Robert A. Jensen

10.22 Form of Indemnification Agreement, by and between the Company and each of its directors(Richard Carter, Mark McManigal, Panna Sharma and John A. Svahn) and by and between the Company and each of its executive officers(Robert A Jensen, Sam
                  DiPaola, Peter Covert, Peter Davis, Mark Slosberg and Robert
                  Cohan) (Incorporated herein by reference to exhibit 10.57 to our Quarterly Report on Form 10-Q for the quarter ended June
                  30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

10.23 EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

10.24             EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule DEF
                  14A filed with the Securities Exchange Commission on June 17,
                  2002)

99.1(#)           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2(#)           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.3(#)           Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

----------
(#)   Filed herewith.

      A copy of any exhibit will be furnished(at a reasonable cost) to any of our shareholders upon receipt of a written request. Such request should be sent to EpicEdge, Inc. 5508 Two Ninety West, Suite 300 Austin, Texas 78735 Attention:
Robert A. Jensen, Chief Operating Officer/Chief Financial Officer.

(b)   Reports on Form 8-K

      During the quarter ended September 30, 2002 and subsequently to date, EpicEdge has filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

      A Current Report on Form 8-K was filed on July 29, 2002 announcing the resignation of our chairman of the board of directors.

      A Current Report on Form 8-K was filed on August 8, 2002 announcing the notification by the AMEX of our failure to meet the Exchange's listing standards and the acceptance of our plan for compliance.

      A Current Report on Form 8-K was filed on October 11, 2002 announcing the appointment of a new member of the board of directors and audit committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.


Date: November 14, 2002                          By/s/ Robert A. Jensen
                                                 -----------------------------
                                                 Robert A. Jensen
                                                 Chief Operating Officer/
                                                 Chief Financial Officer

                                 CERTIFICATIONS

I, Richard Carter, Chief Executive Officer of the registrant, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of EpicEdge, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                             /s/ Richard Carter
                                                     ---------------------------
                                                     Richard Carter
                                                     Chief Executive Officer

I, Robert A. Jensen, Chief Financial Officer of the registrant, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of EpicEdge, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                                 /s/ Robert A. Jensen
                                                         -----------------------
                                                         Robert A. Jensen
                                                         COO/CFO

                                 Exhibit Index

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
2.1               Exchange Agreement, dated December 31, 1998, by and between
                  Loch Exploration, Inc., Loch Energy, Inc., Design Automation
                  Systems, Inc. and Carl Rose (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 15, 1999)

2.2 Amendment to Exchange Agreement, dated January 27, 1999, effective December 31, 1998, by and between Loch Exploration,
                  Inc., Loch Energy, Inc., Design Automation Systems, Inc., Carl
                  Rose, Glen Loch, Southport Capital Corporation, Carl R. Rose,
                  Trustee, Charles Leaver and Kelly Knake (Incorporated herein by reference to exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on January
                  27, 1999)

2.3 Agreement and Plan of Merger, dated March 31, 1999, by and between Loch Exploration, Inc., the Shareholders of COAD
                  Solutions, Inc. and COAD Solutions, Inc. (Incorporated herein by reference to exhibit 2.2 to our Annual Report on Form
                  10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission on April 15, 1999)

2.4               Articles of Merger of Parent and Subsidiary between Loch
                  Exploration, Inc. and Design Automation Systems, Inc. filed with the Texas Secretary of State on April 12, 1999
                  (Incorporated herein by reference to exhibit 2.4 to our Annual
                  Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission on April 15,
                  1999)

2.5               Agreement and Plan of Merger, dated May 1999, by and between
                  Design Automation Systems, Inc., Dynamic Professional
                  Services, L.L.C. and COAD Solutions, Inc. (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14,
                  1999)

2.6 Agreement and Plan of Merger, dated July 30, 1999, by and between Design Automation Systems, Inc., Connected Software
                  Solutions, Inc., COAD Solutions, Inc., Roger Barnes and Lance
                  Dunbar (Incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999)

2.7 Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc.
                  and Net Information Systems, Inc. (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December
                  14, 1999)

2.8 Agreement and Plan of Merger, dated February 29, 2000, by and between Design Automation Systems, Inc., EACQ, LLC, The Growth
                  Strategy Group, Inc., Peter Davis, Jean Albert and Michael
                  McCahey (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2000)

2.9 Agreement and Plan of Merger, dated June 6, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition
                  Corporation, William Kern, Isabelle Suares, Peter Heinrich and
                  William Johnson (Incorporated herein by reference to exhibit
                  2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
2.10              Amendment to Agreement and Plan of Merger, dated June 30,
                  2000, by and between the Company, IPS Associates, Inc., EDG
                  Acquisition Corporation, William Kern, Isabelle Suares, Peter
                  Heinrich and William Johnson (Incorporated herein by reference to exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000)

2.11 Asset Purchase Agreement, dated July 19, 2000, by and between the Company, Tumble Interactive Media, Inc. and Charles C.
                  Vornberger (Incorporated herein by reference to exhibit 2.11 to our Quarterly Report on Form 10-QSB for the quarter ended
                  September 30,2000 filed with the Securities and Exchange
                  Commission on November 21, 2000)

2.12 Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc.
                  Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc. (Incorporated hereinby reference to exhibit 99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001)

3.1               Restated Articles of Incorporation filed with the Texas
                  Secretary of State on July 18, 2002 (Incorporated herein by reference to exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

3.2 Second Amended and Restated Bylaws (Incorporated herein by reference to exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.1 Specimen Common Stock Certificate (Incorporated herein by reference to exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.2(#)            Specimen Series A Convertible Preferred Stock Certificate

4.3(#)            Specimen Series B Convertible Preferred Stock Certificate

4.4               Common Stock Warrant Purchase Agreement, dated December 29,
                  1999, by and between the Company and FINOVA Capital
                  Corporation (Incorporated herein by reference to exhibit 10.29 to our Quarterly Report on Form 10-QSB for the quarter ended
                  September 30,2000 filed with the Securities and Exchange
                  Commission on November 21, 2000)

4.5               Common Stock Purchase Warrant issued by the Company to FINOVA
                  Capital Corporation on December 29, 1999 (Incorporated herein by reference to exhibit 10.30 to our Quarterly Report on Form
                  10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.6 Stock Purchase Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private
                  Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
                  T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH
                  Partners LP, Wain Investment, LLC, Gerald C. Allen, and John
                  Paul DeJoria (Incorporated herein be reference to exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000)

4.7 Registration Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private
                  Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
                  T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH
                  Partners LP, Wain Investment, LLC,Gerald C. Allen, and John
                  Paul DeJoria (Incorporated herein be reference to exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000)

4.8               Warrant Certificate issued by Design Automation Systems, Inc.
                  to Aspen Finance Group on February 18, 2000 (Incorporated herein by reference to exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.9               Form of Warrant issued by Design Automation Systems, Inc. to
                  Robert Maddocks for 25,000 shares of our Common Stock and to
                  Robert Heller for 15,000 shares of our Common Stock on March
                  20, 2000 (Incorporated herein by reference to exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on
                  April 17, 2002)

4.10              Warrant to Purchase Common Stock issued by the Company to
                  Reliant Energy, Inc. on April 30, 2000 (Incorporated herein by reference to exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.11              Warrant issued by the Company to Nicholas L. Reding on May 25,
                  2000 (Incorporated herein by reference to exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.12              Amended and Restated Shareholders' Agreement, dated July 21,
                  2000, by and between the Company, Carl Rose, Charles Leaver,
                  Jeff Sexton, Kelly Knake, Edgewater Private Equity Fund III,
                  L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP,
                  Fleck Family Partnership II, LP, LJH Partners LP, Wain
                  Investment, LLC, Gerald C. Allen and John Paul DeJoria
                  (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2002 filed with the Securities and Exchange Commission on May
                  20, 2002)

4.13 Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P.
                  and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 10.27 to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.14              Form of Convertible Promissory Note issued by the Company to
                  Edgewater Private Equity Fund III, L.P. for a principal sum of
                  $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000 (Incorporated herein by reference to exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.15              Form of Amendment to Convertible Promissory Note, dated July
                  20, 2001, by and between each of Edgewater Private Equity Fund
                  III and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 4.26 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.16              Form of Amendment No. 2 to Convertible Promissory Note, dated
                  August 1, 2002, by and between each of Edgewater Private
                  Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P.
                  (Incorporated herein by reference to exhibits 4.43 and 4.44 to our Quarterly Report on Form 10-Q for the quarter ended June
                  30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.17 Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P.
                  and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

4.18 Shareholders' Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton,
                  Edgewater Private Equity Fund III, L.P., Aspen Finance
                  Investors I, LLC, Fleck T.I.M.E. Fund, LP and Fleck Family
                  Partnership II, LP (Incorporated herein by reference to exhibit 99.3 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

4.19 Registration Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P.
                  and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.20              Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III,
                  L.P. and Fleck T.I.M.E. Fund, LP (Incorporated herein by
                  reference to exhibit 4.32 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.21              Form of Convertible Note issued by the Company to Carl Rose on
                  November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000
                  (Incorporated herein by reference to exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.22              Form of Amendments to Convertible Notes, dated August 31,
                  2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.23 Form of Amendments to Promissory Notes, dated April 16, 2002, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.39 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.24              Form of Convertible Note issued by the Company on December 1,
                  2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000 (Incorporated herein by reference to exhibit 4.15 to our Annual Report on Form 10-K for the year ended December
                  31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.25 Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P.
                  (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31,
                  2002 filed with the Securities and Exchange Commission on May
                  20, 2002)

4.26(#)           Settlement Agreement, dated April 15, 2002, by and between the
                  Company, Richard Carter, Sam DiPaola, Carl Rose and Bahram
                  Nour-Omid

4.27 Form of Warrant issued by the Company to Bahram Nour-Omid for 1,000,000 shares of our Common Stock (Incorporated herein by reference to exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.28              Warrant Agreement issued by the Company to Brewer & Pritchard,
                  P.C. on May 15, 2001 (Incorporated herein by reference to exhibit 4.12 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.29 Form of Warrant issued by the Company to each of Panna Sharma and Eric Loeffel, each for 30,000 shares of our Common Stock, on July 31, 2001 and to John A. Svahn for 30,000 shares of our Common Stock in November 2001 (Incorporated herein by reference to exhibit 4.11 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.30 Share Return Agreement, dated August 29, 2001, by and between the Company, Carl Rose, Charles Leaver and Kelly Knake
                  (Incorporated herein by reference to exhibit 10.33 to our Quarterly Report on Form 10-Q for the quarter ended September
                  30,2001 filed with the Securities and Exchange Commission on November 19, 2001)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.31              Subordination Agreement, dated February 19, 2002, by and
                  between Edgewater Private Equity Fund III, L.P. and MRA
                  Systems, Inc., d/b/a GE Access (Incorporated herein by
                  reference to exhibit 4.18 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.32 Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
                  (Incorporated herein by reference to exhibit 4.19 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.33 First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III,
                  L.P. (Incorporated herein by reference to exhibit 4.22 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.34              Trademark and License Security Agreement, dated February 19,
                  2002, by and between the Company and Edgewater Private Equity
                  Fund III, L.P. (Incorporated herein by reference to exhibit
                  4.20 to our Annual Report on Form 10-K for the year ended
                  December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.35 First Amendment to Trademark and License Security Agreement, dated March 5, 2002, by and between the Company and Edgewater
                  Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.23 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.36              Note and Preferred Stock Purchase Agreement, dated April 16,
                  2002, by and between the Company, Edgewater Private Equity
                  Fund III, L.P., Fleck T.I.M.E. Fund, LP, John Paul DeJoria and
                  Patrick Loche (Incorporated herein by reference to exhibit
                  4.27 to our Annual Report on Form 10-K for the year ended
                  December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.37              Amendment No. 1 to The Note and Preferred Stock Purchase
                  Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.38              Amendment No. 2 to The Note and Preferred Stock Purchase
                  Agreement, dated June 14, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.54 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.39              Amendment No. 3 to The Note and Preferred Stock Purchase
                  Agreement, dated July 18, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.55 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.40              Amendment No. 4 to The Note and Preferred Stock Purchase
                  Agreement, dated July 31, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.56 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.41(#)           Amendment No. 5 to The Note and Preferred Stock Purchase
                  Agreement, dated August 21, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.42(#)           Amendment No. 6 to The Note and Preferred Stock Purchase
                  Agreement, dated October 22, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

4.43(#)           Amendment No. 7 to The Note and Preferred Stock Purchase
                  Agreement, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

4.44              Form of Substitute Secured Convertible Promissory Note, dated
                  April 16, 2002, issued by the Company to Edgewater Private
                  Equity Fund III, L.P. for a principal amount of $1,600,000, to John Paul DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck
                  T.I.M.E. Fund, LP for a principal amount of $400,000
                  (Incorporated herein by reference to exhibit 4.28 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.45(#)           Substitute Secured Convertible Promissory Note, dated November
                  1, 2002 issued by the Company to Edgewater Private Equity Fund
                  III, L.P. for a principal amount of $3,100,000

4.46              Security Agreement, dated April 16, 2002, by and between the
                  Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders(Incorporated herein by reference to exhibit 4.29 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.47(#) First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund
                  III, L.P., on behalf of itself and certain other lenders

4.48              Subordination Agreement, dated April 16, 2002, by and between
                  Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access(Incorporated herein by reference to exhibit
                  4.30 to our Annual Report on Form 10-K for the year ended
                  December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.49              Trademark and License Security Agreement, dated April 16,
                  2002, by and between the Company and Edgewater Private Equity
                  Fund III, L.P., on behalf of itself and certain other lenders(Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.50(#) First Amendment to Trademark and License Security Agreement, dated April 29, 2002, by and between the Company and Edgewater
                  Private Equity Fund III, L.P., on behalf of itself and certain other lenders

4.51              Waiver Letter, dated April 16, 2002, by and between the
                  Company, Edgewater Private Equity Fund III, L.P., Fleck
                  T.I.M.E. Fund, LP and certain other parties (Incorporated herein by reference to exhibit 4.33 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.52 Termination Agreement, dated April 16, 2002, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
                  Private Equity Fund III, L.P., Aspen Finance Investors I, LLC,
                  Fleck T.I.M.E. Fund, LP, and Fleck Family Partnership II,
                  LP(Incorporated herein by reference to exhibit 4.34 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.53 Transaction Agreement, dated April 16, 2002, by and between the Company and Carl Rose(Incorporated herein by reference to exhibit 4.35 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
4.54              Transaction Agreement, dated April 16, 2002, by and between the Company and John Paul DeJoria(Incorporated herein by
                  reference to exhibit 4.36 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.55 Transaction Agreement, dated April 16, 2002, by and between the Company and Patrick Loche(Incorporated herein by reference to exhibit 4.37 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.56 Transaction Agreement, dated April 16, 2002, by and between the Company and Fleck T.I.M.E. Fund, LP(Incorporated herein by reference to exhibit 4.38 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.57              Voting Agreement, dated April 16, 2002, by and between Carl
                  Rose, Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen,
                  John Paul DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E. Fund, LP(Incorporated herein by reference to exhibit 4.40 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

4.58(#) Memorandum of Terms for Series B-1 Convertible Preferred Stock dated September 20, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.

4.59(#)           Letter Agreement regarding Series B-1 Convertible Preferred
                  Stock Warrant, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund, III, L.P.

4.60(#)           Waiver Letter, dated November 11, 2002, by and between the
                  Company and Edgewater Private Equity Fund III, L.P.

10.1              Lease Agreement, dated August 29, 1995, by and between MXM
                  Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
                  Systems, Inc.(Incorporated herein by reference to exhibit 10.5 to our Annual Report on Form 10-KSB for the year ended
                  December 31, 1998 filed with the Securities Exchange
                  Commission on April 15, 1999)

10.2              First Amendment of Lease, dated June 16, 1998, by and between
                  Transwestern Westchase III, L.P., successor in interest to MXM
                  Mortgage L.P. d/b/a MPC Mortgage L.P. and Design Automation
                  Systems, Inc.(Incorporated herein by reference to exhibit 10.5 to our Annual Report on Form 10-KSB for the year ended
                  December 31, 1998 filed with the Securities Exchange
                  Commission on April 15, 1999)

10.3 Second Amendment to Lease, dated September 22, 2000, by and between the Company and Transwestern Westchase III,
                  L.P.(Incorporated herein by reference to exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.4              Design Automation Systems Incorporated 1999 Stock Option
                  Plan(Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule 14C filed with the
                  Securities and Exchange Commission on March 9, 1999)

10.5 EpicEdge, Inc. 2000 Employee Stock Purchase Plan(Incorporated herein by reference to exhibit C to our Definitive Proxy
                  Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000)

10.6 Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center,
                  LLC(Incorporated herein by reference to exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.7              Microsystem Products Purchase Agreement, dated February 29,
                  2000, by and between the Company and MRA Systems, Inc., d/b/a
                  GE Access(Incorporated herein by reference to exhibit 10.13 to our Annual Report on Form 10-KSB for the year ended December
                  31, 1999 filed with the Securities and Exchange Commission on March 30, 2000)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.8              Office Lease Agreement, dated October 4, 2000, by and between the Company and ASC Management, Inc., as revised on September
                  14, 2001 and as modified on September 18, 2001 and again on
                  March 28, 2002 for office space in Austin, Texas(Incorporated herein by reference to exhibit 10.39 to our Annual Report on
                  Form 10-K for the year ended December 31, 2001 filed with the
                  Securities and Exchange Commission on April 17, 2002)

10.9 Form of Consent to Settlement of Claim(Incorporated herein by reference to exhibit 10.32 to our Quarterly Report on Form
                  10-Q for the quarter ended June 30,2001 filed with the Securities and Exchange Commission on August 28, 2001)

10.10             Employment Agreement, dated June 1, 1999, by and between COAD
                  Solutions, Inc. and Richard Carter(Incorporated herein by reference to exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.11 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter(Incorporated herein by reference to exhibit 10.48 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.12             Employment Agreement, dated June 1, 1999, by and between COAD
                  Solutions, Inc. and Robert Cohan(Incorporated herein by reference to exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.13 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan(Incorporated herein by reference to exhibit 10.49 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.14             Employment Agreement, dated November 30, 1999, by and between
                  COAD Solutions, Inc. and Mark Slosberg(Incorporated herein by reference to exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.15 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg(Incorporated herein by reference to exhibit 10.50 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31,
                  2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.16             Employment Agreement, dated April 15, 2000, by and between the
                  Company and Sam DiPaola(Incorporated herein by reference to exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
                  Commission on April 17, 2002)

10.17 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola(Incorporated herein by reference to exhibit 10.51 to Amendment No. 1 to our Annual
                  Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.18             Employment Agreement, dated February 28, 2000, by and between
                  Design Automation Systems, Inc. and Peter Davis(Incorporated herein by reference to exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.19 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis(Incorporated herein by reference to exhibit 10.52 to Amendment No. 1 to our Annual
                  Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

EXHIBIT
NUMBER            DESCRIPTION
------            -----------
10.20             Employment Agreement, dated April 16, 2002, by and between the
                  Company and Peter B. Covert(Incorporated herein by reference to exhibit 10.47 to Amendment No. 1 to our Annual Report on
                  Form 10-K for the year ended December 31, 2001 filed with the
                  Securities and Exchange Commission on April 30, 2002)

10.21(#)          Employment Agreement, dated June 17, 2002 by and between the
                  Company and Robert A. Jensen

10.22 Form of Indemnification Agreement, by and between the Company and each of its directors(Richard Carter, Mark McManigal, Panna Sharma and John A. Svahn) and by and between the Company and each of its executive officers(Robert A Jensen, Sam
                  DiPaola, Peter Covert, Peter Davis, Mark Slosberg and Robert
                  Cohan)(Incorporated herein by reference to exhibit 10.57 to our Quarterly Report on Form 10-Q for the quarter ended June
                  30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

10.23 EpicEdge, Inc. 2002 Stock Option Plan(Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

10.24             EpicEdge, Inc. Bonus Plan(Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule DEF
                  14A filed with the Securities Exchange Commission on June 17,
                  2002)

99.1(#)           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2(#)           Certification Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.3(#)           Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted
                  Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

----------
(#)   Filed herewith.