Form 10-K
period 2002-12-31
EPICEDGE INC
filed 2003-03-31
CIK 313041

===============================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934


For the fiscal year ended DECEMBER 31, 2002


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

                                    (512) 261-3346
                 (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act: NONE

              Securities Registered Pursuant to Section 12(g) of the Act:

                        COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                 (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No[ ]


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes[ ] No|X|

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the last sale price of $0.15 as quoted by The American Stock Exchange on June 28, 2002 was $1,282,542. As of March 3, 2003, the registrant had 18,200,333 shares of common stock outstanding.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE



                 DOCUMENTS                            FORM 10-K REFERENCE
-------------------------------------------     -------------------------------
None.


                               GENERAL INFORMATION


        We were incorporated in Texas in June 1979. We maintain our executive offices at 5508 Two Ninety West, Suite 300, Austin, Texas 78735 and our main telephone number at that location is 512-261-3346. We also maintain a Web site on the Internet at www.epicedge.com.


                       WHERE YOU CAN FIND MORE INFORMATION

        You are advised to read this Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (the "SEC"). In particular, please read our Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K that we may file from time to time. You may obtain copies of these reports from the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W. Washington, D.C. 20549, and you may obtain information about obtaining access to the Reading Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains information for electronic filers (including us) at its web site www.sec.gov.

                                TABLE OF CONTENTS

                                     PART I

                                                                                                                            PAGE
                                                                                                                            ----
ITEM 1.           BUSINESS                                                                                                    4
ITEM 2.           PROPERTIES                                                                                                  7
ITEM 3.           LEGAL PROCEEDINGS                                                                                           8
ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                         8
                                                               PART II
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS                                   9
ITEM 6.           SELECTED FINANCIAL DATA                                                                                    10
ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                  OPERATIONS                                                                                                 11
ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                 31
ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                                31
ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                  DISCLOSURE                                                                                                 31
                                                              PART III
ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                                         32
ITEM 11.          EXECUTIVE COMPENSATION                                                                                     34
ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT                                             42
ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                                             44
                                                               PART IV
ITEM 14           CONTROLS AND PROCEDURES                                                                                    45
ITEM 15(a)        FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS                                           45
ITEM 15(b)        REPORTS ON FORM 8-K                                                                                        53

This Annual Report on Form 10-K contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Example of sections containing forward-looking statements include the "Business Strategy," "Clients, Products and Services" and other sections of Part I, Item 1, entitled "Business" and Item 7, entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the section under the heading "Risk Factors" for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

        EpicEdge, Inc. is an information technology consulting firm, primarily focused on serving state and local government agencies and technology and commercial customers. We help our clients meet their business goals through implementation and support of client/server and Internet-enabled enterprise software packages, custom Web application development, and strategic consulting. We deliver successful IT project-based services by combining the elements of market-leading, third-party products such as PeopleSoft, highly skilled technical personnel and proven project methodologies. Our focused and comprehensive approach to technology is driven by our clients' business needs, and is designed to help our clients maximize return on their software investment and lower their total cost of ownership. The majority of our revenues are associated with providing project management, consulting services, and software implementation to state and local governments. We believe our strengths are technical expertise, marketplace relationships, vendor alliances, customer service orientation, strong consulting methodology, and ability to hire and retain skilled professionals.

HISTORY

        We are a publicly held Texas corporation currently traded on the Pink Sheets under the symbol "EPED." We were originally incorporated under the name Loch Exploration, Inc. in June 1979. In April 1989, Loch Exploration filed for Chapter 11 bankruptcy and was reorganized effective November 17, 1989. In December 1998, Loch Exploration transferred all of its assets and liabilities to Loch Energy, Inc. in exchange for shares of Loch Energy common stock, whereby Loch Energy became a subsidiary of Loch Exploration. During the quarter ended September 30, 2000, we irrevocably transferred all of the shares of Loch Energy to a designated trustee. In January 1999, Loch Exploration acquired all of the issued and outstanding capital stock of Design Automation Systems, Inc., a private company, in exchange for shares of our common stock. In April 1999, Design Automation was merged into Loch Exploration, and Loch Exploration changed its name to Design Automation Systems Incorporated. In March 2000, we changed our name to EpicEdge, Inc.

BUSINESS STRATEGY

        Over the past few years, we have transformed ourselves from a pure systems integrator into a leading, project-based professional services firm specializing in enterprise software and Internet technologies. This was accomplished via a strategy of aggressively acquiring consulting firms. This acquisition process was completed in fiscal year 2000. Although significant difficulties were experienced in integrating these acquisitions as more fully discussed elsewhere in this Form 10-K, we believe that the net effect of these acquisitions has culminated in an improved organization with an experienced and dedicated management team, a reputation for client satisfaction and a superior professional consulting staff. We have also scaled back our infrastructure, sales and marketing, and operations in an attempt to align us for profitability in the coming years. Management intends to execute on the following strategies for 2003: leverage existing customers and vendor alliances, gain market share and acquire new revenues through selective geographic growth, and expand into the federal government agencies.

MARKETING AND SALES

        Generally, our marketing efforts are designed to generate qualified leads for our services and to continually improve our reputation in the marketplace by performing quality work. A key component of our strategy is to successfully execute on the current contracts of our existing business lines. Our goal is to grow internally, through replacing or renewing completed engagements and expanding the scope of current contracts. We intend to continue to leverage our significant government and custom Web application development clients. In addition, we intend to leverage our core competencies to find and win new long term engagements in the verticals where we have a strong market presence, specifically, state and local governments and technology companies. However, we may not be able to generate new clients, leverage our existing clients or increase revenues.

        Our external communications efforts involve sharing client success stories, new alliance partnerships and accolades in addition to significant and material corporate news. We expect to continue to build momentum in our national sales efforts to generate new business in 2003. Our business development professionals secure new business through a combination of qualified lead generation and targeted direct marketing efforts.

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

        We win many of our consulting services and systems solutions contracts for state and local agencies by responding to RFPs. We have developed and implemented an RFP tracking system that provides us with real-time information about the status of existing RFPs and our actions to date with respect to those RFPs. Our public affairs consultants provide introductions to government personnel and provide information to us regarding the status of legislative initiatives and executive decision-making. Following the issuance of an RFP, we participate in formal discussions, if any, between the contracting government agency and the group of potential service providers seeking to modify the RFP and prepare the proposal. Upon the award of a government operations contract, our representatives may help us negotiate the contract with representatives of the government authority until an agreement is reached. We generate leads for contracts by tracking bid notices, employing marketing consultants, maintaining relationships with government personnel and communicating directly with current and prospective clients. We participate in professional associations of government administrators and industry seminars, which from time to time feature presentations by our executives and employees. Senior executives develop leads through on-site presentations to decision makers. A major portion of our new consulting business results from prior client engagements.

        We were recently named a Certified Consulting Services Alliance Partner with PeopleSoft. We believe this provides greater credibility with our existing client base and prospects. This status may also strengthen our current market positions and give us a greater competitive advantage in contested procurements against our competitors who are not partners with PeopleSoft. However, even with this status, we may not be able to gain any additional clients or maintain our present clients.

EXPENSE REDUCTION AND ACHIEVING OPERATIONAL EFFICIENCIES.

        We intend to continue our cost reduction strategy, which includes reductions in administrative staff and under-utilized technical staff. We also intend to increase the gross margins of our business lines through cost reductions and efficient hiring. All cost reductions are intended to bring expenses in line with the revenues expected with the execution of current contracts.

ACQUISITIONS, DISPOSITIONS AND GOODWILL IMPAIRMENT LOSSES

        In March 1999, we acquired all of the issued and outstanding stock of COAD Solutions, Inc. ("COAD"), an information technology consulting firm, in exchange for (1) 600,000 shares of our common stock valued at $2,625,000 and (2) $200,000 cash, payable $100,000 at closing, and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date. Goodwill of $3,000,000 was recorded related to this transaction and was fully amortized as of December 31, 2001.

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

        In July 1999, we acquired all of the issued and outstanding stock of Connected Software Solutions, Inc. ("Connected"), an electronic-business consulting and training firm, in exchange for (1) 300,000 shares of our common stock valued at $1,545,000; (2) $300,000 cash payable in six quarterly installments of $50,000 beginning 90 days from the closing date; and (3) additional stock consideration if, on August 1, 2000, the closing price for our common stock for the prior 15 business days is less than $5.15 per share in an amount equal to 3,000 shares for each $0.01 below $5.15. No additional consideration was paid in 2000. Goodwill of $1,800,000 was recorded related to this acquisition and was fully amortized as of December 31, 2001.

        In November 1999, we acquired substantially all of the assets of NET Information Systems, Inc. ("NET"), an e-Business solutions provider, in exchange for (1) 350,000 shares of our common stock valued at $1,093,750; (2) $180,000 cash; (3) a one-year promissory note in the amount of $50,000 payable quarterly, with the first payment due 90 days after closing; and (4) the assumption of NET's Wells Fargo debt not to exceed $220,000. Goodwill of $1,500,000 was recorded related to this acquisition. Accumulated amortization of $1,300,000 had been recorded related to this goodwill through December 31, 2001.

        In March 2000, we acquired all the outstanding common shares of The Growth Strategy Group, Inc. ("Growth Strategy"), an e-marketing and strategy-consulting firm, for 277,000 unregistered shares of our common stock valued at $6,076,800 and $375,000 in cash. Goodwill of $6,100,000 was recorded related to this acquisition. Accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000. As a result of a review by management of the carrying value and recoverability of this goodwill, management wrote off the unamortized balance of Growth Strategy's goodwill of $5,457,000 as of December 31, 2000.

        In June 2000, we acquired all of the issued and outstanding stock of IPS Associates, Inc. ("IPS"), a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of our common stock, options to purchase 1,082,060 shares of our common stock and the assumption of net liabilities of $2,940,000. The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000. We also assumed an employee stock ownership plan ("ESOP") from IPS and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP. We recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP but not yet committed to be released by the ESOP's trustee. This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released. In connection with the assumption of the ESOP, we assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000. The note is secured by the accounts receivable, investments, and property and equipment of IPS. Goodwill of $34,240,000 was recorded related to this acquisition. Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000. In connection with the purchase transaction, we paid a commission to an organization that facilitated the execution of the transaction of $300,000 in cash and issued 25,065 unregistered shares of our common stock valued at $576,000 and recorded as part of the cost of the IPS acquisition. As discussed below, IPS was sold effective January 1, 2001, at a substantial loss.

        In July 2000, we acquired substantially all of the assets of Tumble Interactive Media, Inc. ("Tumble"), a creative and design firm, for 250,000 unregistered shares of our common stock valued at $4,937,500, and $325,000 in cash. Goodwill of $5,300,000 was recorded related to this acquisition. Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000. As a result of a review by management of the carrying value and recoverability of this goodwill, management wrote off the unamortized balance of Tumble's goodwill of $5,125,901 as of December 31, 2000.

        All of these acquisitions were accounted for under purchase accounting, with the resulting goodwill being originally amortized over eight years until the goodwill impairment loss was recognized as of December 31, 2000. Beginning January 1, 2001, the original amortization period was decreased to 32 months. The operations of each acquired entity are included in our operations from their respective acquisition date. Beginning January 1, 2002, the effective date of SFAS 142, goodwill will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator (Note 1).

        In view of the sale of IPS, at a substantial loss, effective January 1, 2001, management concluded that goodwill related to IPS as of December 31, 2000, was impaired and wrote it down to the amount recoverable in the sale, which was $7,643,000; accordingly, $24,040,000 was written off. Management also concluded that the entire amount of goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, was impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET. The total of these goodwill impairment write-offs of $36,440,000 was reported as an operating expense in 2000. Goodwill of $460,000 at December 31, 2001, had been related to Dynamic ($260,000) and NET ($200,000).

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

CLIENTS, PRODUCTS AND SERVICES

        Our client base includes state and local government agencies, small- and mid-size companies and Fortune 1,000 companies. They are geographically located in the Continental United States, primarily in Texas, Washington and California. While our clients span various industries, most of our clients are in state and local government and technology companies. The State of Texas is a significant client. We have executed contracts with several agencies of that state for which we are performing services. During 2002, approximately 54% of our revenue was derived from these agencies, one of which represented 29%. These contracts, for the most part, are multi-year and run through 2005. However, many of the contracts are terminable by our clients following limited notice and without significant penalties. Northrop Grumman has also been a significant client. We had a subcontract with that organization which represented approximately 20% of our 2002 revenue. This contract was terminated on March 15, 2003. Due to anticipated government budget shortfalls, many government clients may terminate or sharply reduce the scope of work performed under our contracts with them.

        We provide services in two core areas of competency: Enterprise Software Consulting and Implementation, and E-Business Strategy and Solutions. Our business strategy is to combine the elements of market-leading products and highly skilled technical personnel to deliver comprehensive information technology solutions within these core competencies to both new and existing clients. We believe this single-source solution reduces risk, increases realized productivity, reduces consulting engagement duration, and promotes alignment with the client's overall business goals.

        Enterprise Software Consulting and Implementation.

        We are a total solution provider managing all aspects of our clients' enterprise applications, specifically implementation, ongoing support, and outsourcing. We are an Certified Consulting Services Alliance Partner with PeopleSoft, Inc. We also provide business process consulting, helping the client automate and streamline business operations by focusing on Human Resources and Financial systems. We offer expertise in the following: professional services for implementation; business process consulting; integration with the Internet; data conversion and analysis; fit/gap analysis; production support and outsourcing for entire financial and human resource systems. We specialize in large-scale government projects utilizing our implementation methodology. This helps our clients streamline business processes and gain efficiencies throughout the organization thus maximizing their return on investment with the software. Over the last three years, this service provided 75%, 77% and 19.5% of total revenue for 2002, 2001, and 2000, respectively.

        E-Business Strategy and Solutions.

        We provide consulting services that help companies visualize the Internet as an integrated part of their operations and provide the planning framework for the critical building and managing phases of the engagement. We also design and build systems that become the infrastructure for Internet-based management of information and transactions. We believe this is the most crucial part of client engagements. With technology changing rapidly, we believe it is imperative that we retain personnel who have thorough and deep knowledge of existing and emerging technologies and have the ability to train our clients in these technologies. We implement total project solutions for custom web applications that are mission critical to our clients. We employ a multidisciplinary approach utilizing cutting edge technologies, including IBM, SUN, and Microsoft. We offer expertise in the following: assessing viability and fit of latest proven technologies; architecture and network-systems design; application development; integration with legacy systems; integration with intranet, extranet, and Internet applications; and training in these technologies. Over the last three years, this service provided 25%, 22% and 7.9% of total revenue for 2002, 2001 and 2000, respectively. Many of our contracts are terminable by the client following limited notice and without significant penalties. The cancellation of contracts by clients, especially large contracts, after we have staffed and committed resources to fulfilling the services required by such contracts, can have a negative impact on our business and can cause us to incur high fixed costs. In addition, approximately 54% of our contracts are with government agencies. Substantially all of our contracts with government agencies could be renegotiated or terminated at the election of the applicable government agency.

COMPETITION

        The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms, other package technology vendors, and our clients' own internal information systems groups. Some of our competitors are Accenture Ltd., Maximus, Inc., Lante Corporation, IBM Global Services, Braxton Consulting (formerly Deloitte), Intelligroup, Inc. and KPMG Consulting, Inc. Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition. These firms may attempt to gain a competitive advantage by offering large pricing concessions. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. Increased competition may result in price reductions, fewer client projects, underutilization of our technical staff, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. We believe that the major competitive factors in our market relate to a company's distinctive technical capabilities, successful past contract performance, reputation for quality and pricing.

PERSONNEL

        Our people are very important to the success of our business. Our collaborative culture is the hallmark of our delivery approach. The key values that we strive to attain are teamwork, character and excellence. To encourage the achievement of these values, we reward teamwork and promote individuals who demonstrate these values. As of March 3, 2003, we employed 117 persons, of whom 37 were engaged in providing our e-solution services, 69 were Enterprise Resource Planning consultants, and 11 were engaged in finance, administration, marketing and management functions. None of our employees is covered by a collective bargaining agreement. There is increasing competition for experienced technical professionals. We consider relations with our employees to be good.

INTELLECTUAL PROPERTY RIGHTS

        We rely upon a combination of trade secret, nondisclosure and other contractual arrangements, and copyrights to protect our proprietary rights. We currently do not have any registered trademarks. We enter into confidentiality agreements with certain of our key employees; generally require that our consultants and clients enter into such agreements; and limit access to and distribution of our proprietary information. The steps taken by us in this regard may not be adequate to deter misappropriation of our proprietary information and we may not be able to detect unauthorized use or take appropriate steps to enforce our intellectual property rights.

        A portion of our business involves the development of software applications for specific client engagements. Ownership of client-specific software is generally retained by the client, but we usually retain some rights to applications, processes and intellectual property developed in connection with client engagements.

ITEM 2.  PROPERTIES

        We do not own any real property. As of December 31, 2002, we lease the following properties:

               LOCATION                        SQUARE FEET        MONTHLY RENT
               --------                        -----------        ------------
               Austin, Texas                        11,000            $ 19,400
               Seattle, Washington                   8,800              13,900
               St. Louis, Missouri                   3,600               5,700
                                               -----------            --------
                                                                      $ 39,000
                                                                      --------

        Our headquarters and principal administrative, accounting, selling and marketing operations are located in Austin, Texas. We are obligated for the St. Louis space until June 2005, but the facility is currently not being utilized as the office was closed during the fourth quarter of 2001. Other than the St. Louis facility, we believe that these leases will be renewed as they expire or that alternative properties can be leased on acceptable terms.

ITEM 3.  LEGAL PROCEEDINGS


        From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except for the legal matters currently pending as described below.


         SEC Investigation. We have been notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in our securities and the securities of other companies during the period between 1999 and 2000, and (2) certain of our actions during that same period. We intend to fully cooperate with the SEC to the extent it requests information. As a result of the investigation, we could become subject to an order enjoining us from unlawful conduct and incur civil monetary penalties. Such penalties could have a material adverse effect on our operations or financial condition.


         Cause No: GN 103836: David Launey v. EpicEdge, Inc., Jeff Sexton, Margaret C. Fitzgerald and Brewer and Pritchard, P.C.: In the 201st Judicial District Court of Travis County, Texas. November 20, 2001. This suit involves a former employee who alleges the Company wrongfully prohibited him from selling company stock. Damages alleged are $2,715,630. The former employee claims that through the acts and/or omissions of the Company and other named parties of the suit, the Company and other named parties failed to give correct and truthful information that he needed before he could sell his stock. In March 2003, we settled this case through mediation and the Company is awaiting final documentation.


         Cause No: 2001-28197; EpicEdge, Inc. v. Reliant Energy; In the 133rd Judicial District Court of Harris County, Texas. May 31, 2001. This suit involves breach of contract. We filed suit on May 31, 2001 against Reliant Energy seeking specified damages in the amount of $973,804 plus costs and attorneys fees. On October 28, 2002, Reliant Resources, Inc. sent a demand letter in connection with this case stating that the Company breached a written contract with Reliant Resources, Inc. for the delivery of a system and demanding payment of $657,000 plus expenses. In March 2003, we settled with Reliant in exchange for mutual release of all claims.


        While the outcome of these and other legal matters cannot be predicted with certainty, we believe that they will not have a material adverse effect on our financial statements. However, an unfavorable outcome of any of these matters could have a material adverse effect. In addition, any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages. The successful assertion of one or more claims against us that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect our business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders of the Company during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        (a) Market Price of Common Stock - Prior to December 1, 1999, our common stock was quoted on the OTC Bulletin Board. On December 1, 1999, we began trading on The American Stock Exchange. On March 12, 2003, we were delisted from The American Stock Exchange at the closing price of $0.04. Our Common Stock is currently being traded on the Pink Sheets under the symbol "EPED." See Risk Factor entitled "Our common stock was recently delisted from the American Stock Exchange...." The following table sets forth for the periods indicated the high and low closing sale prices for our common stock.

                                                                           SALE PRICE
                                                            ----------------------------------------
                        FISCAL YEAR 2002                           HIGH                  LOW
                      --------------------                  -------------------   ------------------
                           4th Quarter                      $               .12   $              .03
                           3rd Quarter                                      .16                  .06
                           2nd Quarter                                      .33                  .09
                           1st Quarter                                      .42                  .17

                                                                           SALE PRICE
                                                            ----------------------------------------
                        FISCAL YEAR 2001                           HIGH                  LOW
                      --------------------                  -------------------   ------------------
                           4th Quarter                      $               .39   $              .06
                           3rd Quarter (1)                                  .35                  .10
                           2nd Quarter (1)                                  .39                  .28
                           1st Quarter                                     1.00                  .19

                      (1) On April 12, 2001, our stock was halted from trading by the AMEX due to the delayed filing of our Form 10-KSB for 2000 and the first and second quarter filings on Form 10-Q for 2001. These forms were subsequently filed and the AMEX reinstated our trading status on August 31, 2001.

        (b) Holders - As of March 3, 2003, there were approximately 3,194 holders of record of the common stock.

        (c) Dividends - We did not declare or pay any cash dividends on our common stock in 2001 or 2002 and do not intend to pay any cash dividends in the foreseeable future. We plan to retain any future earnings to finance the development and growth of our business. Pursuant to our Loan and Security Agreement with Silicon Valley Bank, we are restricted from paying any dividends on shares of our common or preferred stock, other than dividends payable in our securities. Furthermore, our Articles of Incorporation require that we provide 20 days notice to the holders of our outstanding preferred stock before taking record of our shareholders for purposes of effecting a dividend of any type.

        (d) Securities Authorized for Issuance Under Equity Compensation Plans

        Plan Category                                    Number of                                Number of
                                                     securities to be                            securities
                                                        issued upon      Weighted-average         remaining
                                                        exercise of      exercise price         available for
                                                        outstanding      of outstanding        future issuance
                                                        options and        options and          under equity
                                                         warrants           warrants         compensation plans
                                                     ----------------    ----------------    ------------------
        Equity compensation plans approved by
        security holders                                 11,698,474         $   0.86              5,885,078

        Equity compensation plans not approved by           280,000            13.39                     --
        security holders

        Total                                            11,978,473         $   1.15              5,885,078


        For a description of our stock option plans, please see Footnote 14 to the audited financial statements included herein.

        (e)    Recent Sales of Unregistered Securities

                 On November 11, 2002, in accordance with the April 2002 Note Agreement, we converted $6,000,000 of convertible debt and the related accrued and unpaid interest of $1,272,000 into 9,695,000 shares of Series A Preferred Stock and $2,150,000 of convertible debt and the related accrued and unpaid interest of $230,089 into 3,173,000 shares of Series B Preferred Stock. We issued the preferred stock in reliance upon the exemption from registration provided by Rule 506 of Regulation D of the Securities Act of 1933 or Section 3(a)(9) of the Securities Act of 1933.

ITEM 6.        SELECTED FINANCIAL DATA

        The following selected financial data should be read in conjunction with our financial statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The selected financial data represented below under the captions "Statement of Operations Data" and "Balance Sheet Data" for, and as of the end of, each of the years in the five-year period ended December 31, 2002, are derived from the financial statements of EpicEdge, Inc. The financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, and the independent auditors' report thereon, are included elsewhere herein.

                                                                                   YEARS ENDED DECEMBER 31,
                                                         -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                 2002           2001           2000           1999          1998(1)
-----------------------------                            -------------  -------------  -------------  -------------  -------------
REVENUES:
   Professional services                                 $  17,660,000  $  14,645,000  $  21,944,000  $   3,962,000  $          --
   Technology integration                                           --             --     10,786,000     25,478,000     20,443,000
                                                         -------------  -------------  -------------  -------------  -------------
     Total revenues                                         17,660,000     14,645,000     32,730,000     29,440,000     20,443,000

COST OF REVENUES:
   Professional services                                    11,758,000     10,053,000     12,740,000      3,035,000             --
   Technology integration                                           --             --     10,774,000     23,308,000     18,124,000
                                                         -------------  -------------  -------------  -------------  -------------
     Total cost of revenues                                 11,758,000     10,053,000     23,514,000     26,343,000     18,124,000
                                                         -------------  -------------  -------------  -------------  -------------

GROSS PROFIT                                                 5,902,000      4,592,000      9,216,000      3,097,000      2,319,000

OPERATING EXPENSES:
   SG&A and compensation and benefits                        6,010,000      7,658,000     23,683,000      4,828,000      2,036,000
   Depreciation and amortization                             1,015,000      6,015,000      5,601,000        649,000         23,000
   Stock-based compensation and costs                               --             --      8,942,000      3,549,000             --
   Goodwill and other impairment losses                             --             --     37,521,000             --             --
                                                         -------------  -------------  -------------  -------------  -------------
     Total operating expenses                                7,025,000     13,673,000     75,747,000      9,026,000      2,059,000
                                                         -------------  -------------  -------------  -------------  -------------

OPERATING INCOME (LOSS)                                     (1,123,000)    (9,081,000)   (66,531,000)    (5,929,000)       260,000

OTHER INCOME (EXPENSE):
   Debt discount amortization                                       --     (1,975,000)    (5,315,000)            --             --
   Interest expense -- net                                    (997,000)      (716,000)      (758,000)        (9,000)            --
                                                         -------------  -------------  -------------  -------------  -------------
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY        (2,120,000)   (11,772,000)   (72,604,000)    (5,938,000)       260,000
   ITEM

LOSS FROM DISCONTINUED OPERATIONS                                   --        (10,000)      (366,000)      (430,000)            --

EXTRAORDINARY ITEM:
   Gain (loss) on restructuring of payables                     (1,000)     1,670,000             --             --             --
                                                         -------------  -------------  -------------  -------------  -------------

NET LOSS                                                 $  (2,121,000) $ (10,112,000) $ (72,970,000) $  (6,368,000)  $    260,000
                                                         =============  =============  =============  =============   ============

NET LOSS PER SHARE -- Basic and diluted:
   Continuing operations                                 $       (0.11) $       (0.45) $       (2.73) $       (0.28)  $       0.02
   Discontinued operations                                          --             --          (0.01)         (0.02)            --
   Extraordinary item                                               --           0.06             --             --             --
                                                         -------------  -------------  -------------  -------------   ------------
     Total                                               $       (0.11) $       (0.39) $       (2.74) $       (0.30)  $       0.02
                                                         =============  =============  =============  =============   ============
WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE
   COMPUTATIONS
   Basic and diluted                                        18,200,333     26,060,525     26,553,906     21,370,431     14,405,918
                                                         =============  =============  =============  =============  =============

                                                                                    AS OF DECEMBER 31,
                                                         --------------------------------------------------------------------------
BALANCE SHEET DATA:                                            2002           2001           2000           1999          1998(1)
------------------                                       -------------  -------------  -------------  -------------   ------------
Cash and cash equivalents                                $      24,000  $     256,000  $   1,435,000  $   1,517,000  $     851,000
Working capital (deficiency)                                   (30,000)    (8,513,000)   (17,129,000)    (3,338,000)      (102,000)
Total assets                                                 4,265,000      4,593,000     24,776,000     15,676,000      5,087,000
Long-term liabilities                                        3,401,000      3,208,000             --             --             --
Shareholders' equity (deficiency)                           (2,386,000)    (9,566,000)       494,000      6,021,000        (30,000)

------------------------------
(1) Pursuant to an Exchange Agreement, dated December 31, 1998, and amended on January 27, 1999, the shareholders of Design Automation Systems, Inc. became beneficial owners of 82.14% of the issued and outstanding common stock of Loch Exploration, Inc. Prior to the effectiveness of and in connection with the Exchange Agreement, Loch Exploration, Inc. assigned all of its assets and liabilities to Loch Energy, Inc. in return for 100% of the issued and outstanding common stock of Loch Energy, Inc., whereby Loch Energy, Inc. became a subsidiary of Loch Exploration, Inc. During the quarter ended September 30, 2000, EpicEdge irrevocably transferred all of the shares of Loch Energy, Inc. to a designated trustee. As a result of the Exchange Agreement, the shareholders who had held 100% of the issued and outstanding common stock of Loch Exploration, Inc. immediately prior to the effectiveness of the Exchange Agreement consequently held 17.86% of the issued and outstanding common stock of Loch Exploration, Inc. upon the effectiveness of the Exchange Agreement. Because of these fundamental changes in the control and in the operations of Loch Exploration, Inc., the selected financial data shown above for 1998 is presented as if Design Automation Systems, Inc. had acquired Loch Exploration, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

        The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto appearing elsewhere in this Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions and, with respect to this section, the cautionary language applicable to such forward-looking statements described above before
Item 1 of this Form 10-K is incorporated by reference into this Item 7. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

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

                  Revenue Recognition - In 2001 and 2002, we engaged in the business of providing consulting services to assist state and local government agencies, as well as commercial enterprises, meet their business goals through implementation and support of client/server and Internet-enabled PeopleSoft applications, custom Web application development, and strategic consulting. We deliver successful IT project-based services by combining the elements of market-leading products, highly skilled technical personnel, and proven project methodologies. Our business technology solutions are designed to help clients maximize their return on investment and lower their total cost of ownership of their software.

               Our services currently include guiding clients through the entire software development life cycle of their projects, including the following: strategic planning, project management, business process evaluation, integrated marketing and communications, system architecture and design, product acquisition, application hosting, configuration and implementation, ongoing operational support, and evolutions in technology. We also focus our solutions on application management and business process outsourcing. The majority of our revenues was, and is expected to be, associated with providing project management, consulting services, and software implementation to state and local governments, including those in the States of Texas, Washington and California.

                  Professional services revenues are recognized as the services are performed, primarily on a time-and-materials basis using the number of hours worked by consultants at agreed-upon rates per hour. Billings that are subject to be withheld by the customer are included in revenues when the project completion event has occurred. Fixed price contract revenues are recognized when defined milestones are achieved. Out-of-pocket expenses reimbursed by clients are included in professional services revenues, and the expenses incurred by us are included in cost of professional services revenues.

                  Concentration of Credit Risk -- Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to receivables are a result of a limited number of customers and their significant percentage of accounts receivable. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Two customers account for approximately 41% and 53% of total accounts receivable as of December 31, 2002 and 2001, respectively. At December 31, 2002, two other customers accounted for 13% and 11% of accounts receivable. No other single group or customer represents greater than 10% of total accounts receivable for 2002 or 2001.

                  Allowance for Doubtful Accounts -- We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Management specifically analyzes accounts receivable and analyzes historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Our accounts receivable balance was $2,393,000, net of allowance for doubtful accounts of $197,000 as of December 31, 2002, as compared to an accounts receivable balance of $1,803,000, net of allowance for doubtful accounts of $505,000 as of December 31, 2001.

                  Property and Equipment -- Property and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, three years.

                  Goodwill -- Goodwill represents the unamortized excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for us on January 1, 2002. Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company assessed the carrying value of its goodwill of $460,000 in the fourth quarter of 2002. No further impairment was required at December 31, 2002.

                  Valuation Allowance for Deferred Tax Assets -- Deferred income taxes are recorded, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against all of our net deferred tax asset. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

                  Stock Based Compensation -- Stock Based Compensation arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. Statement of Financial Accounting Standards ("SFAS") No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, we apply APB Opinion No. 25 to our stock-based compensation awards to employees and disclose the required pro forma effect on net income and earnings per share.

BUSINESS COMBINATIONS AND GOODWILL IMPAIRMENT LOSSES

        Effective January 1, 2001, with a closing date of February 5, 2001, we sold all of the issued and outstanding stock of IPS to Red & Blue, Inc., a Delaware corporation and to the IPS Associates, Inc. Stock Ownership Plan, as described under ACQUISITIONS, DISPOSITIONS AND GOODWILL IMPAIRMENT LOSSES. In view of the sale of IPS at a substantial loss, effective January 1, 2001, management concluded that goodwill related to IPS as of December 31, 2000, was impaired and wrote it down to the amount recoverable in the sale, which was $7,643,000; accordingly, $24,040,000 was written off. Management also concluded that the entire amount of goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, was impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET. The total of these goodwill impairment write-offs of $36,440,000 was reported as an operating expense in 2000. Goodwill of $460,000 at December 31, 2001, related to Dynamic ($260,000) and NET ($200,000).

        Results of operations 2001 reflect our first full year after a successful transition into a pure professional services company. Results of operations 2000 of Growth Strategy, IPS and Tumble have been included in our financial statements commencing on April 1, 2000, June 1, 2000, and July 1, 2000, respectively, the effective dates of the transactions for accounting purposes. Although IPS was included in our accompanying actual results of operations since IPS's acquisition in June 2000, the disposition of IPS has been deemed "significant"; accordingly, pro-forma results of operations 2000 and 1999 listed below under the heading PRO-FORMA RESULTS exclude IPS. The results of operations of Tumble would not have a material affect on the pro forma financial information presented and unless otherwise noted, has also been excluded from the pro forma financial information listed below under the heading PRO-FORMA RESULTS.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues of operations data for the period indicated:

                                                                 2002         2001         2000
                                                               --------     --------     --------
REVENUES:
   Professional services ...................................    100.0 %        100.0%        67.0%
   Technology integration ..................................         --           --         33.0
                                                               --------     --------     --------
     Total revenues ........................................      100.0        100.0        100.0

COST OF REVENUES:
   Professional services ...................................       66.6         68.6         38.9
   Technology integration ..................................         --           --         32.9
                                                               --------     --------     --------
     Total cost of revenues ................................       66.6         68.6         71.8
                                                               --------     --------     --------

GROSS PROFIT ...............................................       33.4         31.4         28.2

OPERATING EXPENSES:
   Compensation and benefits ...............................       15.9         29.4         36.6
   Selling, general and administrative .....................       18.1         22.9         35.8
   Depreciation and amortization ...........................        5.8         41.1         17.1
   Stock-based compensation and costs ......................         --           --         27.3
   Goodwill and other impairment losses ....................         --           --        114.6
                                                               --------     --------     --------
     Total operating expenses ..............................       39.8         93.4        231.4
                                                               --------     --------     --------


OPERATING LOSS .............................................       (6.4)       (62.0)      (203.2)

OTHER INCOME (EXPENSE):
   Debt discount amortization ..............................         --        (13.5)       (16.2)
   Interest expense ........................................       (5.4)        (5.6)        (3.1)
   Interest income .........................................         --          0.2          0.7
   Other ...................................................       (0.2)         0.5           --
                                                               --------     --------     --------

        Total other expense ................................       (5.6)       (18.4)       (18.6)
                                                               --------     --------     --------

LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
   ITEM ....................................................      (12.0)       (80.4)      (221.8)
LOSS FROM DISCONTINUED OPERATIONS ..........................         --           --         (1.1)

EXTRAORDINARY ITEM:
   Gain (loss) on restructuring of payables ................         --         11.4           --
                                                               --------     --------     --------


NET LOSS ...................................................      (12.0)%      (69.0)%     (222.9)%
                                                               ========     ========     ========


                                 ACTUAL RESULTS

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

Revenues

                  Revenues increased $3.0 million or 20.6% from $14.6 to $17.7 million for the year ended December 31, 2001 and 2002, respectively. The increase in revenues is due primarily to the addition of projects with state and local agencies. Two customers represented 61% and 49% of revenues for the year ended December 31, 2001 and 2002, respectively. Another customer represented 10% of revenues for the year ended December 31, 2002. No other single customer represented 10% or more of revenues for the years ended December 31, 2001 and 2002.

Gross Profit

                  Gross profit increased $1.3 million or 28.5% from $4.6 million to $5.9 million for the year ended December 31, 2001 and 2002, respectively. The gross profit as a percent of revenues improved 2.0% from 31.4% to 33.4% of revenues for the year ended December 31, 2001 and 2002, respectively. The increase is a result of increased utilization of billable staff partially offset by the increase in utilization of subcontractors.

Operating Expenses

                  Compensation and Benefits -- Compensation and benefit expenses decreased $1.5 million or 34.9% from $4.3 million to $2.8 million for the year ended December 31, 2001 and 2002, respectively. These expenses represent 29.4% and 15.9% of revenues in the respective periods. The decrease in compensation and benefit expenses is a result of effects of our stabilization and reduction strategy that began in October 2000 with a reduction in our workforce by 43 full-time positions, or 14% of our workforce at that time, as well as another 15% reduction in our workforce in the Creative, Research and Sales departments in the first quarter of 2001 and the 15% reduction in our workforce in the third quarter 2001. These reductions in workforce coupled with controlled growth in staff to maintain high utilization rates among our consulting staff and effective use of our non-billable resources resulted in decreased expenses. Additionally, in August 2002, we implemented a plan to reduce annual cost by $1 million, which included a reduction in our workforce of 10 full-time positions, or 8% of our workforce at that time. Due to the nature and timing of the execution of the plan, we expect the associated cost reductions will begin to be fully realized in the first quarter of 2003.

                  Selling, General and Administrative -- Selling, general and administrative expenses (SG&A) decreased $145,000 or 4.3% from $3.3 million to $3.2 million for the year ended December 31, 2001 and 2002 respectively. These expenses represent 22.9% and 18.1% of revenues in the respective periods. The decrease in SG&A expenses is due primarily to a decrease in facilities as a result of closing several offices beginning in 2001 offset by increases in legal expenses, insurance costs and bad debt during 2002.

                  Depreciation and Amortization-- Depreciation and amortization decreased $5.0 million or 83.1% from $6.0 million to $1.0 million for the year ended December 31, 2001 and 2002 respectively. These expenses represent 41.1% and 5.7% of revenues in the respective periods. Depreciation and amortization increased during the year ended December 31, 2001 due to an acceleration of amortization of goodwill as a result of a review by management of the carrying value and recoverability of the remaining goodwill of some of the previous acquisitions.

                  Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective on January 1, 2002. Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. We assessed the carrying value of goodwill of $460,000 in the fourth quarter of 2002. No further impairment was required at December 31, 2002.

Other Expenses (Income)

                  Debt Discount Amortization --In November 2000, our former Chairman and a principal stockholder provided a $1,000,000 line of credit in the form of convertible notes (the "November Notes"). In connection with the November Notes, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share, which resulted in a net carrying value of zero for the November Notes. In August 2001, as a condition precedent to the Series A and Series B Preferred Stock financings, we renegotiated the terms of the November Notes, which cancelled the warrants and the unused balance of the November Notes. As of August 2001, we had drawn $900,000 on the line of credit. Upon cancellation of the warrants, the remaining unamortized portion of the debt discount of $225,000 was amortized. We recorded debt discount amortization of $600,000 for the year ending December 31, 2001.

                  In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the "December Notes'), both of which formerly served or had a representative serve on our Board of Directors. In connection with the December Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Notes. This discount was to be amortized into interest expense over the original life of the December Notes. This debt discount was fully amortized as of December 31, 2001 and amortization of $1,300,000 was recorded in 2001. Warrants to purchase 2,000,000 shares of our common stock were relinquished on April 16, 2002.

                  Interest Expense --Interest expense was $814,000 and $951,000 for the year ended December 31, 2001 and 2002, respectively. Although this is an increase of $137,000 in 2002 over 2001, in 2001 there was $2.4 million of debt that had warrants issued in conjunction with the debt and this caused the debt to be recorded at a net carrying value of zero (see above). As a result, the interest that would have normally been associated with these debt instruments was reflected in the debt discount amortization.

                  In addition, as a result of the debt conversion (see "Liquidity and Capital Resources"), the majority of debt that generates this interest expense was converted into equity. After the debt conversion, which occurred on November 11, 2002, interest expense is expected to be approximately $75,000 per quarter.

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

                  Professional Services Revenues -- Professional services revenues decreased $7.3 million or 33.2% from $21.9 million to $14.6 million for the year ended December 31, 2000 and 2001, respectively. Approximately $9.8 million of the 2000 professional services revenue is due to IPS, which was sold in 2001 (see "Pro-Forma Results" below). Professional services revenue represented 67.0% and 100% of total revenue for the year ended December 31, 2000 and 2001, respectively.

                  Technology Integration Revenues -- Technology integration revenue decreased $10.8 million or 100% from $10.8 million to $0.0 million for the year ended December 31, 2000 and 2001, respectively. Technology integration revenues represented 33% and 0% of total revenues for the year ended December 31, 2000 and 2001, respectively. This elimination of technology integration revenues is reflective of our strategy to phase out of our hardware sales or value-added reseller ("VAR") operations. We do not expect to generate substantial future revenues from our historical VAR business.

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

Operating Expenses

                  Compensation and Benefits -- Compensation and benefit expenses decreased $7.6 million or 64% from $11.9 million to $4.3 million for the year ended December 31, 2000 and 2001, respectively. These expenses represent 36.6% and 29.4% of total revenues in the respective periods. The decrease in compensation and benefit expenses is due to planned staff reductions consistent with our reorganization plan. The majority of these staff reductions were in redundant administrative support and salesmen. As well, these reductions were in part due to the divestiture of IPS in 2001.

                  Selling, General and Administrative -- Selling, general and administrative expenses (SG&A) decreased $8.4 million or 71.3% from $11.7 million to $3.3 million for the year ended December 31, 2000 and 2001 respectively. These expenses represent 35.8% and 22.9% of total revenues in the respective periods. The decrease in SG&A expenses reflect the Company's focus on cost cutting measures, reduction in the sales force, and non-billable staff. This is consistent with our restructuring goals, and is due in part to the IPS divestiture, which was sold in 2001.

                  Depreciation and Amortization-- Depreciation and amortization increased $0.4 million or 7.1% from $5.6 million to $6.0 million for the year ended December 31, 2000 and 2001 respectively. These expenses represent 17.1% and 41.1% of total revenues in the respective periods. Depreciation and amortization increased during the year ended December 30, 2001 due to an acceleration of amortization of goodwill as a result of a review by management of the carrying value and recoverability of the remaining goodwill of some of the previous acquisitions.

                  Stock Based Compensation and Costs -- Stock based compensation and costs decreased $8.9 million or 100% from $8.9 million to $0.0 million for the year ended December 31, 2000 and 2001, respectively. In 2000, $8.9 million of various stock based compensation awards were issued.

                  Goodwill and other impairment losses -- Goodwill and other impairment losses decreased $37.5 million or 100% from $37.5 million to $0.0 million for the year ended December 31, 2000 and 2001, respectively. In 2000, $37.5 million of goodwill and other impairment losses were incurred.

Other Expenses (Income)

                  Debt Discount Amortization --In November 2000, we issued the November Notes. As of December 31, 2000, we had drawn $900,000 on the November Notes. The November Notes bear annual interest at the rate of 8%, and originally were convertible at the lenders' option at $.50 per share and matured on December 31, 2001. The lender had the option to demand repayment of the November

         Notes within 30 days after the IPS sale; however, the lender made no such demand. In connection with the November Notes, the lender was issued five-year warrants to purchase an aggregate of 2,000,000 shares of our common stock at $.01 per share, which resulted in a net carrying value of zero for the November Notes. We recorded debt discount amortization of $600,000 and $75,000 as interest expense for the year ending December 31, 2001 and December 31, 2000, respectively. In April 2002, the terms of the November Notes were renegotiated and the maturity date was extended to December 2004.

                  In December 2000, we issued the December Notes. The December Notes were convertible at the lenders' option at $.50 per share, bore interest at 8% per annum and were originally to have matured on December 31, 2001. In connection with the December Notes, the lenders were issued five-year warrants to purchase an aggregate of 3,000,000 shares of our common stock at $.01 per share. We recorded debt discount of $1,500,000 in connection with the issuance of the warrants, which resulted in a net carrying value of zero for the December Notes. This discount was to be amortized into interest expense over the original life of the December Notes. This debt discount is fully amortized as of December 31, 2001 and amortization of $1,300,000 and $200,000 was recorded as interest expense in 2001 and 2000, respectively. In April 2002, the terms of the December Notes were renegotiated and the maturity date was extended to April 2003. Of the December Notes, $1,000,000 was converted into Series A Preferred Stock in November 2002 and the remaining $500,000 was fully paid as of February 2003. See "Liquidity and Capital Resources" below.

Discontinued Operations

                  Additional expenses of $10,000 relating to the disposal of the remaining assets of Loch Exploration, Inc. in 2001 are included in discontinued operations.

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

        Our revenues and operating results are subject to significant variation from quarter to quarter depending on a number of factors, including:

         o    the progress of contracts;
         o    the revenues earned on contracts;
         o    the timing of revenues on performance-based contracts;
         o the commencement and completion of contracts during any particular quarter;
         o    the schedule of government agencies for awarding contracts; and
         o    the term of each contract that we have been awarded.

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

                                                                           QUARTER ENDED
                                     ----------------------------------------------------------------------------------------------
                                      DECEMBER 31, SEPTEMBER 30,  JUNE 30,    MARCH 31,  DECEMBER 31,  SEPTEMBER 30,    JUNE ,30
                                        2002            2002        2002        2002         2001           2001           2001
                                     -----------   -------------  --------  -----------  ------------  -------------   ------------
PROFESSIONAL SERVICES REVENUES        $4,626,000  $ 5,270,000  $ 4,337,000  $ 3,427,000  $ 3,127,000   $ 4,457,000     $ 3,923,000

COST OF REVENUES                       3,238,000    3,308,000    2,943,000    2,269,000    2,019,000     3,110,000       2,501,000
                                     -----------  -----------  -----------  -----------  -----------   -----------     -----------

  GROSS PROFIT                         1,388,000    1,962,000    1,394,000    1,158,000    1,108,000     1,347,000       1,422,000

OPERATING EXPENSES:
  SG&A and compensation and
    benefits                           1,581,000    1,668,000    1,449,000    1,312,000    1,198,000     1,335,000       2,179,000
  Depreciation and amortization
                                         205,000      270,000      270,000      270,000    1,659,000     1,452,000       1,452,000
                                     -----------  -----------  -----------  -----------  -----------   -----------     ------------
        Total operating
          expenses                     1,786,000    1,938,000    1,719,000    1,582,000    2,857,000     2,787,000       3,631,000
                                     -----------  -----------  -----------  -----------  -----------   -----------     ------------

OPERATING INCOME (LOSS)                 (398,000)      24,000     (325,000)    (424,000)  (1,749,000)   (1,440,000)     (2,209,000

OTHER INCOME (EXPENSE):
  Debt discount
    amortization                              --           --           --           --     (250,000)     (525,000)       (600,000)
  Interest expense -- net               (187,000)    (299,000)    (266,000)    (245,000)    (142,000)     (287,000)       (212,000)
                                     -----------  -----------   ----------  -----------  -----------   -----------     ------------
LOSS FROM CONTINUING OPERATIONS         (585,000)    (275,000)    (591,000)    (669,000)  (2,141,000)   (2,252,000)     (3,021,000)
BEFORE EXTRAORDINARY ITEM

LOSS FROM DISCONTINUED OPERATIONS             --           --           --           --           --       (10,000)             --

EXTRAORDINARY ITEM
    Gain (loss) on restructuring
     of payables                          10,000      (56,000)      18,000       27,000    1,170,000        21,000         404,000
                                     -----------   ----------   -----------  -----------  ----------   -----------     -----------

NET LOSS                             $  (575,000)  $ (331,000)  $ (573,000)  $ (642,000)  $ (971,000)  $(2,241,000     $ (2,617,00
                                     ===========   ==========   ==========  ===========   ==========   ===========     ===========

NET LOSS PER SHARE-Basic and diluted:
     Continuing operations           $     (0.03)  $    (0.02)  $    (0.03) $    (0.04)   $    (0.11)  $     (0.08)    $     (0.11)
     Discontinued operations                  --           --           --          --           --             --              --
     Extraordinary item                       --           --           --          --           --          (0.01)           0.06
                                     -----------   ----------   ----------  ----------    ----------   -----------     -----------
                 Total               $     (0.03)  $    (0.02)  $    (0.03) $    (0.04)   $    (0.05)  $   (  0.08)    $     (0.09)
                                     ===========   ==========   ==========  ==========    ==========   ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  USED IN PER-SHARE
    COMPUTATIONS
     Basic and diluted                18,200,333   18,200,333   18,200,336  18,200,336    18,200,336    28,495,540       28,462,217
                                     ===========   ==========   ==========  ==========    ===========   ===========    ==========--


                                                                           QUARTER ENDED
                                     ---------------------------------------------------------------------------------------------
                                       MARCH 31,
                                        2001
                                    -------------

PROFESSIONAL SERVICES REVENUES       $ 3,138,000

COST OF REVENUES                       2,423,000
                                     -----------

  GROSS PROFIT                           715,000

OPERATING EXPENSES:
  SG&A and compensation and
    benefits                           2,946,000
  Depreciation and amortization
                                       1,452,000
                                     -----------
        Total operating
          expenses                     4,398,000
                                     -----------

OPERATING INCOME (LOSS)               (3,683,000)

OTHER INCOME (EXPENSE):
  Debt discount
    amortization                        (600,000)
  Interest expense -- net                (75,000)
                                     -----------

LOSS FROM CONTINUING OPERATIONS       (4,358,000)
BEFORE EXTRAORDINARY ITEM

LOSS FROM DISCONTINUED OPERATIONS             --

EXTRAORDINARY ITEM
    Gain (loss) on restructuring
     of payables                          75,000
                                     -----------

NET LOSS                             $ (4,283,00)
                                     ===========

NET LOSS PER SHARE-Basic and diluted
     Continuing operations           $     (0.15)
     Discontinued operations                  --
     Extraordinary item                       --

                 Total               $     (0.15)
                                     ===========

WEIGHTED AVERAGE COMMON SHARES
  USED IN PER-SHARE
  COMPUTATIONS
     Basic and diluted                29,084,008
                                     ===========

                                PRO-FORMA RESULTS

        The following information reflects the unaudited pro-forma statement of operations combining the historical results of operations of EpicEdge and the 1999 and 2000 acquisitions, discussed under the heading ACQUISITIONS, DISPOSITIONS AND GOODWILL IMPAIRMENT LOSSES IN PART I, ITEM 1 - BUSINESS (except for IPS, which was subsequently sold effective January 1, 2001, and for Tumble Interactive, which would not have a material effect, and therefore has been excluded from the pro-forma financial information), as if the acquisitions had occurred and the related common shares had been issued as of January 1, 2000, and as though the IPS acquisition and sale had occurred at that date (and, therefore, the IPS results and goodwill impairment loss are excluded). Actual results may have materially differed from the results indicated in the unaudited pro-forma financial information had the combinations actually occurred as of the beginning of the periods presented. Additionally, the unaudited pro-forma information should not be relied upon as being indicative of the future results of operations of the combined entity.


                                                                                    2000            2000
                                                       2001          2000         PRO-FORMA      (PRO-FORMA
                                                     (ACTUAL)      (ACTUAL)      ADJUSTMENTS      UNAUDITED)
                                                   ------------- ------------   -------------   -------------
                                                                         (IN THOUSANDS)
Revenues:
     Professional Services                         $     14,645  $     21,944   $      (9,587)     $   12,357
     Technology Integration                                  --        10,786              --          10,786
                                                   ------------- ------------   -------------   -------------
          Total                                          14,645        32,730          (9,587)         23,143
Cost of Revenues:
     Professional Services                               10,053        12,740          (3,739)          9,001
     Technology Integration                                  --        10,774              --          10,774
                                                   ------------- ------------   -------------   -------------
                  Total                                  10,053        23,514          (3,739)         19,775
Gross Profit:
     Professional Services                                4,592         9,204          (5,848)          3,356
     Technology Integration                                  --            12              --              12
                                                   ------------- ------------   -------------   -------------
                  Total                                   4,592         9,216          (5,848)          3,368
                                                   ------------- ------------   -------------   -------------
Operating Expenses:
     Selling, general and administrative                  3,349        11,703          (1,060)         10,643
     Compensation and benefits                            4,309        11,980          (2,735)          9,245
     Stock-based compensation and costs                      --         8,942              --           8,942
     Depreciation and amortization                        6,015         5,601          (2,735)          2,866
     Goodwill and other impairment losses                    --        37,521         (24,040)         13,481
                                                   ------------- ------------   -------------   -------------
          Total                                          13,673        75,747         (30,570)         45,177

Operating income (loss)                                  (9,081)      (66,531)         24,722         (41,809)

Other income (expense)                                   (2,691)       (6,073)            351          (5,722)
                                                   ------------- ------------   -------------   -------------
Loss from continuing operations before                 ($11,772)     ($72,604)         25,073        ($47,531)
   extraordinary item                              ------------- ------------   -------------   -------------

PRO-FORMA RESULTS


YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000 ON A PRO-FORMA BASIS

Revenues

        The increase in revenues from Professional Services of $2.3 million or 18.5% from $12.4 million (pro-forma) to $14.6 million (actual) for the year ended December 31, 2000 and 2001, respectively, is due principally to the effects of the growth in the company's core services areas. This growth has come in the form of larger, long-term contracts in the public sector ERP practice group as well as expansion of the e-Solutions practice.

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

Operating Expenses

        The decrease in selling, general and administrative expenses, including compensation and benefits, of $12.3 million or 61.8% from $19.9 million (pro-forma) to $7.7 million (actual) for the year ended December 31, 2000 and 2001, respectively, was due primarily to payroll and payroll reductions as well as redundant administrative costs. The strategy in 2000 was to acquire complementary business practices to be able to provide current and potential clients the entire spectrum of e-services from planning and design to implementation and maintenance. In anticipation of the execution of this strategy, we hired additional staff even beyond that which came to us through the acquired businesses. These staff additions were made up of a sales force designed to capture new business and expand our scope of work in existing clients. In addition, with the transition out of the VAR business, we had excess administration personnel. In the spring of 2001, a strategy and plan of execution was adopted to stabilize the organization and return to cash flow positive and eventually profitability. This strategy included a strict line-by-line review and evaluation of non-compensation expenses as well as another 15% reduction in our workforce in the Creative, Research and Sales departments. In the fourth quarter 2000 and in the first quarter 2001, there was continuing additional non-recurring expenses associated with these reductions in force.

 LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2002, our primary sources of liquidity were cash and cash equivalents of $24,000, net accounts receivable of $2,393,000, and our available line of credit of $735,000.

        As of December 31, 2001, our primary sources of liquidity were cash and cash equivalents of $256,000 and net accounts receivable of $1,803,000.

        Our contractual cash obligations at December 31, 2002, are as follows:

                                                                          PAYMENTS DUE BY PERIOD
                                                                LESS THAN 1
CONTRACTUAL OBLIGATIONS                        TOTAL               YEAR            1-3 YEARS         4-5 YEARS      AFTER 5 YEARS
----------------------------------------   --------------     ---------------     ------------     -------------    -------------
Revolving line of credit and term note     $      633,000     $       633,000               --                --               --
Convertible debt                                3,179,000(1)          221,000 (1) $    958,000(1)  $   2,000,000               --
Long term notes payable                           443,000                  --          443,000                --               --
Operating Leases                                1,550,000             566,000          984,000                --               --
                                           --------------     ---------------     ------------     -------------    -------------

                          Total            $    5,805,000     $     1,420,000     $  2,385,000     $   2,000,000               --
                                           ==============     ===============     ============     =============    =============

----------------------
(1) As more fully described above and in the notes to the audited financial statements, the maturity of these obligations may not require all cash. Convertible notes payable are classified as current or long-term based on the contractual maturities as amended on April 2002 and March 2003. The convertible notes of $2,000,000 are expected to be converted into Series B-1 preferred stock and $1,179,000 may require cash payments over the next 2 years if not converted into common stock at the note holder's option. However, we cannot ensure that all of the notes will be converted which would adversely affect our financial condition.


        Net cash used in operating activities was $2,085,000 for the year ended December 31, 2002, as compared to $6,504,000 at December 31, 2001. The difference was primarily due to a reduction in losses from operations, an increase in accrued expenses and other liabilities and a decrease in non-cash items for depreciation and amortization of debt discount.

        Net cash used in investing activities was $103,000 for the year ended December 31, 2002, as compared to net cash provided by investing activities of $5,457,000 for the year ended December 31, 2001. This was primarily due to the proceeds received with the sale of IPS in the first quarter of 2001.

        Net cash provided by financing activities was $1,956,000 for the year ended December 31, 2002, as compared to net cash used in financing activities of $132,000 for the year ended December 31, 2001. The difference was primarily a result of the $3,100,000 of proceeds from the issuance of convertible debt in 2002 as compared to $1,050,000 of proceeds from the issuance of convertible debt in 2001.

        In July 2000, we issued $5 million in a convertible debt offering to Edgewater and Fleck T.I.M.E. These notes (the "July 2000 Convertible Notes") were originally convertible at a 25% discount to the price paid by investors in a qualified financing into the security sold in such qualified financing or, if no such financing occurred, at $5.00 per share into our common stock. A qualified financing never occurred, so these notes remained convertible at $5.00 per share into our common stock until we entered into the Note Agreement (as defined below). On November 11, 2002, the July 2000 Convertible Notes plus accrued interest were converted into 8,151,481 shares of Series A Preferred Stock.

        In November 2000, our former Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of convertible notes (the "November 2000 Convertible Notes"). Initially, we were able to draw upon the line of credit from time to time as needed, and as of September 30, 2001, we had drawn $900,000 on the line of credit. As a result of later amendments, we no longer have any available borrowing under the line of credit. The November 2000 Convertible Notes originally bore interest at an annual rate of 8%, were convertible at the lenders' option at $.50 per share and were scheduled to mature on December 31, 2001. In August 2001, we renegotiated the terms of the November 2000 Convertible Notes that extended the maturity date and increased the conversion feature to $1.00 per share, convertible at the lender's option. In exchange, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001. On April 16, 2002, in conjunction with the Note Agreement discussed below, the November 2000 Convertible Notes were again renegotiated. The new terms are that the November 2000 Convertible Notes still bear an annual interest rate of 8%, are convertible at the lenders' option into shares of our common stock at $.25 per share and mature on December 1, 2004. We are still making monthly interest-only payments of approximately $6,400 per month.

        In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the "December 2000 Convertible Notes"), both of which formerly served or had representatives serve on our Board of Directors. The December 2000 Convertible Notes were initially convertible at the lenders' option at $.50 per share. The December 2000 Convertible Notes bear interest at 8% per annum and originally matured on December 31, 2001. The principal and accrued interest on $1,000,000 of the December Convertible Notes was converted into 1,544,000 shares of Series A Preferred Stock on November 11, 2002. Of the remaining $500,000 under the December Convertible Notes, $300,000 was due and was paid in April 2002 and the remaining $221,000, consisting of remaining principle and accrued interest as of April 2002, plus accrued and unpaid interest of $13,000 was paid on January 10, 2003.

        In June 2001, we began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan (see RESTRUCTURING PLAN below), pay or renegotiate legacy expenses, and provide working capital. Although the final documents were not executed until April 2002, we had received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (the "June 2001 Convertible Notes"). We received additional funding under the June 2001 Convertible Notes of $3,100,000 during 2002. On April 16, 2002, the terms were finalized on these convertible notes and approval was obtained at the 2002 Annual Meeting held in July 2002 (the "2002 Annual Meeting"). Until converted, these June 2001 Convertible Notes were for a term of one year and were due April 2003, and have a stated interest rate of 8%.

        On April 16, 2002, we entered into a Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Loche (the "Note Agreement"), whereby the holders of the July 2000 Convertible Notes and $1,000,000 of the December 2000 Convertible Notes agreed to convert the outstanding principal balance of such notes and accrued interest into shares of the our Series A Convertible Preferred Stock (the "Series A Preferred Stock") at the Equity Closing (as defined in the Note Agreement). However, the holder of the remaining $500,000 of the December 2000 Convertible Notes demanded payment. On April 16, 2002, we negotiated with this individual to repay this note over an installment period. We paid $300,000 on the remaining December 2000 Convertible Notes in April 2002. The balance plus accrued interest was due and was paid in January 2003.

        In addition to the conversion of the July 2000 Convertible Notes and certain of the December 2000 Convertible Notes at the Equity Closing, the holders of the June 2001 Convertible Notes agreed to convert most of the outstanding principal balance of such notes and accrued interest into shares of our Series B Convertible Preferred Stock (the "Series B Preferred Stock"). On November 11, 2002, in accordance with the Note Agreement, we converted $6,000,000 of convertible debt, (July 2000 Convertible Notes of $5,000,000 and $1,000,000 of the December 2000 Convertible Notes), and the related accrued and unpaid interest of $1,272,000 into 9,695,000 shares of Series A Preferred Stock and $2,150,000 of convertible debt, (all but $2,000,000 of the June 2001 Convertible Notes), and the related accrued and unpaid interest of $230,089 into 3,173,000 shares of Series B Preferred Stock.

         The additional $2,000,000 (the "Edgewater Special Debt") could be converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, we entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of the Edgewater Special Debt, plus accrued interest into shares of our Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). In March 2003, we reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 pursuant to a term sheet for the B-1 Note Agreement. In Lieu of entering into the B-1 Note Agreement, we have agreed with Edgewater to issue a new Substitute Secured Convertible Promissory Note to Edgewater in substitution for the current convertible note representing the Edgewater Special Debt (the "New Substitute Note"). It is anticipated that the New Substitute Note will have a maturity date of January 31, 2006, a new lower interest rate of 4% per annum and will allow Edgewater to convert at its option the aggregate principal amount plus any accrued interest into Series B-1 Preferred Stock at any time up to the maturity date. We intend to issue Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share.

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

         Also, on November 6, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), whereby SVB agreed to loan us up to $1,400,000. This facility includes a $1 million revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements as well as a $400,000 term note. At the closing of the loan, we used $400,000 from the term note facility to extinguish the $856,000 balance and cure our secured loan from GE Access that was in default since it was due on October 16, 2002. As of March 3, 2003, we have borrowed $752,000 under the SVB line of credit, and have $548,000 of borrowing ability remaining. Of the $1,400,000 credit facility with SVB, $1,000,000 was guaranteed by Edgewater. The SVB debt is secured by all of our assets. The line of credit is priced at prime plus 1% on a fully-floating basis and matures in twelve months. The advance rate on the line is determined by the defined borrowing base, which is 80% of eligible accounts receivable. The term loan is priced at 10% on a fixed-rate basis. The term loan is fully amortizing and also matures in one year.

         On January 9, 2003, we entered into a Loan Modification Agreement with SVB which amended the November 6, 2002 Loan and Security Agreement and temporarily increased the line of credit extended from $1,000,000 to $1,300,000 until July 31, 2003 at which time the line will be reduced to $1,000,000 for the remaining term of the agreement. Edgewater agreed to guarantee the amount to which the line of credit exceeds $1,000,000 on July 31, 2003, up to a maximum of $300,000. We intend to issue Edgewater a warrant to purchase up to 200,000 shares of our Series B-1 Preferred Stock at an exercise price of $0.01 per share in consideration for Edgewater entering into the Guarantee, whether or not the Guarantee is required or called upon by the Bank.

         At December 31, 2002, we had a working capital deficit of $30,000, as compared to a deficit of $8.5 million at December 31, 2001. Management expects that our current available funds, funds provided from operations, and the available funds under our line of credit and term loan facility with SVB will be sufficient to satisfy our cash requirements through the end of 2003 based on our current projections. Our current projections include a plan to reduce headcount and expenses to better align us for profitability. We believe that our success in satisfying our cash requirements in 2003 will depend upon, among other factors, successfully executing on our current operating plan.

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

        In February 2001, we adopted a strategy and a plan of execution to reduce our workforce and other costs in order to stabilize the organization. We hired a consulting group to assist in designing and executing a repayment plan (the "Plan") with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, we could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy our obligations to the unsecured creditors. In June 2001, in accordance with the Plan, we paid the initial installment to consenting unsecured creditors under the Plan representing 18% of the original obligation. In December 2001, we made a second installment of 12% of the original obligation to fully satisfy its obligations under the Plan as it relates to $2,045,000 of the original unsecured accounts payable. The then remaining balance of $1,049,000 would be paid quarterly at four (4%) percent of the original balance through June 2004, unless the remaining unsecured creditors agree to a lesser amount over a shorter time. Negotiations were made with one vendor to pay the balance out quarterly through September 2006. At December 31, 2002, $443,000 of the remaining balance is classified as long-term notes payable. As a result of settlement agreements and other legal causes of action by our unsecured creditors, during 2002 it was necessary to reverse some extraordinary gain recognized in previous quarters. The reversal of extraordinary gain in 2002 of $58,000 resulted in a net extraordinary loss of $1,000 for the year ended December 31, 2002.

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

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE.

         Management expects that our current available funds, provided from operations, and the available funds under our line of credit and term loan facility with SVB will be sufficient to satisfy our cash requirements through the end of 2003 based on our current projections. Our current projections include a plan to reduce headcount and expenses to better align us for profitability. We believe that our success in satisfying our cash requirements in 2003 will depend upon, among other factors, successfully executing on our current operating plan.

         However, if we fail to execute on our current operating plan, revenues deteriorate or our operating cash flows and SVB line of credit become inadequate, or if our revenues grow faster and/or higher than expected in a manner that increases expenses, we may not be able to continue successfully funding our operations. In that event, we may need to raise additional funding from other sources. Sources of additional financing may include additional bank debt, factoring of accounts receivable or the public or private sale of equity or debt securities. However, there can be no assurance that we will be successful in arranging such additional financing at all or on terms commercially acceptable to us. In addition, the issuance of more debt or equity may require us to agree to restrictive covenants that could hamper our business and operations. These uncertainties could have a material adverse affect on us.


WE MAY REPORT AN OPERATING LOSS IN 2003 AND MAY NOT ACHIEVE OR SUSTAIN FUTURE PROFITABILITY.

         Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous four fiscal years. Although our revenues have generally been increasing since the third quarter of fiscal 2000 and this trend has continued through most of 2002, it is possible that we may continue to incur operating losses, and that our revenues may decline for 2003. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan and continued cost cutting measures does not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to maintain the historical increase in our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not be able to sustain it.

WE DEPEND ON GOVERNMENT AGENCIES FOR A MAJORITY OF OUR REVENUES AND THE LOSS OR DECLINE OF EXISTING OR FUTURE GOVERNMENT AGENCY FUNDING WOULD ADVERSELY AFFECT OUR REVENUES AND CASH FLOWS.

         For the year ended December 31, 2002, approximately 87% of our revenues were either directly or indirectly, as a subcontractor, derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows. See Risk Factor entitled "We depend heavily on our principal clients" below.

WE DEPEND HEAVILY ON OUR PRINCIPAL CLIENTS.

         We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. In 2002, our two largest clients, the Texas Department of Health and Northrop Grumman, accounted for approximately 56% of our revenues. Another customer accounted for 10% of our revenues in 2002. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

         The State of Texas is a significant client. We have executed contracts with several agencies of that state for which we are performing services. During 2002, approximately 54% of our revenue was derived from these agencies, one of which represented 29%. These contracts, for the most part, are multi-year and run through 2005. However, many of the contracts are terminable by our clients following limited notice and without significant penalties. Northrop Grumman has also been a significant client. We had a subcontract with that organization which represented approximately 27% of our 2002 revenue. This contract terminated on March 15, 2003. Due to anticipated government budget shortfalls, many government clients may terminate or sharply reduce the scope of work performed under our contracts with them.


DUE TO THE LIQUIDATION PREFERENCES OF OUR OUTSTANDING PREFERRED STOCK, THE HOLDERS OF SUCH PREFERRED STOCK MAY BE ENTITLED TO RECEIVE ALL OR SUBSTANTIALLY ALL OF THE PROCEEDS FROM ANY SALE OF THE COMPANY THAT RESULTS IN A LIQUIDATION EVENT UNDER THE TERMS OF THE PREFERRED STOCK.

        According to the terms of our currently outstanding shares of Series A and Series B Preferred Stock, any merger or sale of capital stock in which our shareholders prior to such action do not own a majority of the outstanding shares of the surviving corporation or any sale of all or substantially all of our assets shall be deemed to be a liquidation event. Upon a liquidation event, the holders of the Series A and Series B Preferred Stock have a right to receive
2.75 times the original purchase price of such preferred stock in the event such liquidation event occurs on or before April 15, 2004. After such date, these holders will be entitled to a liquidation preference equal to 3 times the original purchase price of such preferred. As a result, the holders of the 12,868,932 shares of currently outstanding preferred stock would currently be entitled to the first approximately $26,543,000 of proceeds from any liquidation event available to be distributed to our shareholders if such liquidation event happens on or before April 15, 2004, or approximately $28,956,000 if such event occurs after such date. In addition, the liquidation preference of the proposed Series B-1 Preferred Stock is anticipated to be 3.5 times the original purchase price of the Series B-1 Preferred Stock. Lastly, the management participants in our cash Bonus Plan could be entitled to receive certain of the proceeds available for distribution to our shareholders in preference to the holders of both our preferred and common stock. For a description of the Bonus Plan, please see Footnote 12 in the Notes to Financial Statements contained in Part II Item 8 of this 10-K. As a result of the liquidation preferences of the preferred stock and the Bonus Plan, certain members of our management and the holders of our preferred stock may be entitled to receive all or substantially all of the proceeds from any sale of the company that results in a liquidation event under the terms of the preferred stock in preference to the holders of our common stock. The existence of such liquidation preferences could materially affect the market price of our common stock.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS AND OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION.

        A high percentage of our operating expenses, approximately 80%, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. An unanticipated termination of a major project, a client's decision not to proceed to the subsequent stage of a project, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.


WE ARE DEPENDENT ON A NUMBER OF KEY PERSONNEL.


        Our success will depend in large part upon the continued services of a number of key employees, including our senior management, key consultants and practice leaders. The loss of the services of any of these individuals or of one or more of our other key personnel could have a material adverse effect on us. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of existing or potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any such personnel, there can be no assurance that we would be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.


IF WE DO NOT ATTRACT AND RETAIN QUALIFIED PROFESSIONAL STAFF, WE MAY NOT BE ABLE TO ADEQUATELY PERFORM OUR CLIENT ENGAGEMENTS AND COULD BE LIMITED IN ACCEPTING NEW CLIENT ENGAGEMENTS.


        A critical component of our business is the level of experience and technical proficiency of our employees. Our business is labor intensive and our success will depend upon our ability to attract, retain, train and motivate highly skilled employees. Although many specialized e-business and other business and technology companies have reduced their workforces or slowed their hiring efforts, and we reduced our workforce in October 2000, March and September 2001, September 2002 and again in March 2003, intense competition still exists for certain employees who have specialized skills or significant experience in business and technology consulting. We may not be successful in attracting a sufficient number of these highly skilled employees in the future. In particular, qualified project managers and senior technical and professional staff are in great demand worldwide. In addition, we require that some of our employees travel to client sites to perform services on our behalf, which may make a position with us less attractive to potential employees. Additionally, the industry attrition rates for these types of employees are high, and we may not be successful in retaining, training and motivating the employees we are able to attract. The failure of our employees to achieve expected levels of performance could adversely affect our business as well. Any inability to attract, retain, train and motivate employees could impair our ability to adequately manage and complete existing projects and to bid for or accept new client engagements.


IF OUR MARKETING RELATIONSHIPS WITH SOFTWARE VENDORS DETERIORATE, WE WOULD LOSE THEIR POTENTIAL CLIENT REFERRALS.


        We currently have marketing relationships with software vendors, including PeopleSoft and Sun Microsystems. We estimate that we derive most of our revenues directly or indirectly from these relationships. Although we have historically received a number of business leads from these software vendors to implement their products, they are not required to refer business to us, may cease referring business to us and furthermore may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and thus our ability to develop new clients could be negatively impacted. Any decrease in our ability to obtain new clients may cause a reduction in our revenue growth.

OUR CLIENTS MAY CANCEL OR DELAY SPENDING ON BUSINESS AND TECHNOLOGY INITIATIVES BECAUSE OF THE CURRENT ECONOMIC CLIMATE.


        Since the second half of 2000, many companies have experienced financial difficulties or uncertainty, and have cancelled or delayed spending on business and technology consulting initiatives. Additionally, the severe financial difficulties that many start-up Internet companies have experienced have reduced or eliminated their competition and have further reduced the perceived urgency by larger companies to begin or continue technology initiatives. Since some of our revenues are derived from large companies, if large companies continue to cancel or delay their business and technology consulting initiatives because of the current economic climate, or for other reasons, our business, financial condition and results of operations could be materially adversely affected.


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


WE COULD BECOME SUBJECT TO LAWSUITS OR INVESTIGATIONS THAT COULD RESULT IN MATERIAL LIABILITIES TO US OR CAUSE US TO INCUR MATERIAL COSTS.


        From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except for the legal matters currently pending as described below and in Item 3 of this document entitled "Legal Proceeding."


        The Company was notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in the Company's securities and the securities of other companies during the period 1999 and 2000, and (2) certain actions of the Company during that same period. The Company intends to fully cooperate with the SEC to the extent it requests information. At this time, management is unable to predict the outcome of this investigation with certainty. The Company could become subject to an order enjoining the Company from unlawful conduct and/or incur civil monetary penalties as a result of the investigation. Such penalties could have a material adverse effect on the Company and its operations or financial condition.


        While the outcome of these and other legal matters cannot be predicted with certainty, we believe that they will not have a material adverse effect on our financial statements. However, an unfavorable outcome of any of these matters could have a material adverse effect. In addition, any failure in a client's system could result in a claim against us for substantial damages, regardless of our responsibility for such failure. We cannot guarantee that the limitations of liability set forth in our service contracts will be enforceable or will otherwise protect us from liability for damages.


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

OUR COMMON STOCK WAS RECENTLY DELISTED FROM THE AMERICAN STOCK EXCHANGE, (THE "AMEX",) AND IS NOW TRADING IN THE PINK SHEETS. THE MARKET PRICE OF THE COMMON STOCK COULD DECLINE POTENTIALLY TO ZERO AND YOU COULD LOSE YOUR INVESTMENT.


        As a result of our delay in filing Form 10-KSB for 2000 and the first and second quarter 10-Q of 2001, the AMEX suspended the trading of our common stock. Upon review of these items once they were filed, they reinstated trading in our stock. On May 28, 2002, we received notice from the AMEX indicating that we were not in compliance with certain of the AMEX's continued listing standards. Specifically, our shareholders' equity fell below $2 million and we incurred losses from continuing operations and/or net losses in the two of our three most recent fiscal years, as set forth in Section 1003(a)(i) of the AMEX Company Guide. We were afforded an opportunity to submit a plan of compliance to the AMEX and on June 26, 2002 we presented our plan. On July 30, 2002, the AMEX notified us that it accepted our plan of compliance and granted us an extension of time to regain compliance with the continued listing standards until March 31, 2003. The AMEX also notified us that we would be subject to periodic reviews by the AMEX during the extension period and that failure to make progress consistent with the plan or to regain compliance with the continued listing standards by the end of the extension period would result in our being delisted from the AMEX.


        During February 2003, the AMEX requested a report on our compliance with the plan submitted in June 2002. Based upon this information, the AMEX informed us that it would commence the steps required to delist our common stock. On February 28, 2003, we received a formal notice from the AMEX Staff, indicating that we no longer comply with the AMEX's continued listing standards. We informed the AMEX that we would not appeal and consented to the AMEX's decision to remove the listing of our common stock. We have not complied with Section 1003(a)(i) of the AMEX Company Guide, because our shareholders' equity is less than $2,000,000 and we have had losses from continuing operations and/or net losses in two of our three most recent fiscal years. Also, in light of our inability to meet the continued listing requirements of the AMEX, we have elected not to pay portions of the AMEX's applicable listing fees in accordance with Section 1003(f)(iv). We have also been informed by the AMEX that we do not comply with Section 1003(b)(i)(C), which states that the AMEX will normally consider suspending dealings in, or removing from the list, a security if the aggregate market value of shares publicly held is less than $l,000,000 for more than 90 consecutive days. Finally, under Section 1003(f)(v), our common stock has been selling for a substantial period of time at a low share price. On March 12, 2003, the AMEX suspended trading in our common stock and has submited an application to the SEC to strike our common stock from listing and registration on the AMEX. The SEC granted approval of the application on March 24, 2003.


        On March 12, 2003, our common stock began trading on the Pink Sheets under the trading symbol "EPED." The Pink Sheets have historically been a limited public market providing lower trading volume than the NYSE, AMEX and Nasdaq and no assurance can be given that an active market on the Pink Sheets or any other market will develop or that a shareholder ever will be able to liquidate his or her investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Additionally, some investors view low-priced stocks trading on the Pink Sheets as unduly speculative and therefore as not appropriate for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a NYSE, AMEX or the Nasdaq.


TRADING OF OUR COMMON STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A SHAREHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.


The SEC has adopted regulations which generally define "penny stock" to be any equity security that has a market price (as defined in the regulations) that is less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on the AMEX, Nasdaq National Market or Small Cap Market and any equity security issued by an issuer that has (i) net tangible assets of more than $2,000,000, if such issuer has been in continuous operation for at least three years, (ii) net tangible assets of more than $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000 for the past three years. Our common stock is covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors." The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability or the willingness of broker-dealers to trade our common stock. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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


WE FACE SIGNIFICANT COMPETITION IN MARKETS THAT ARE NEW, INTENSELY COMPETITIVE AND RAPIDLY CHANGING.


        The markets for the services we provide are highly competitive. We believe that we currently compete principally with large accounting and consulting firms and systems consulting and implementation firms. We compete to a lesser extent with specialized e-business consulting firms, strategy consulting firms, other package technology vendors, and our clients' own internal information systems groups. Some of our competitors are Accenture Ltd., Maximus, Inc., Lante Corporation, IBM Global Services, Braxton Consulting (formerly Deloitte), Intelligroup, Inc. and KPMG Consulting, Inc. Many of the companies that provide such services have significantly greater financial, technical and marketing resources than we do and generate greater revenues and have greater name recognition. These firms may attempt to gain a competitive advantage by offering large pricing concessions. In addition, there are relatively low barriers to entry into our markets and we have faced, and expect to continue to face, additional competition from new entrants into our markets. Increased competition may result in price reductions, fewer client projects, underutilization of our technical staff, reduced operating margins and loss of market share, any of which could have a material adverse effect on our business, operating results and financial condition. We believe that the major competitive factors in our market relate to a company's distinctive technical capabilities, successful past contract performance, reputation for quality and pricing.


WE SOMETIMES ENTER INTO FIXED-PRICE CONTRACTS.


        Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. We recognize revenues when defined milestones are reached. For the year ended December 31, 2002, approximately 30% of our revenues were from fixed-price, fixed time frame contracts. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we may experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.


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


        Certain shareholders Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP and affiliates of Fleck own approximately 68% and 17%, respectively, of the voting power of our common stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including the election of directors, a sale of substantially all our assets, a merger with another entity or an amendment our certificate of incorporation. The ownership position of these shareholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.


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


         o any delays or costs incurred in connection with a project or early termination of a project;


         o the accuracy of estimates of resources required to complete ongoing projects;


         o our ability to staff projects with salaried employees versus hourly employees, hourly independent contractors and subcontractors;


         o start-up costs including software license fees incurred in connection with the initiation of large projects; and


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

INCREASING GOVERNMENT REGULATION COULD AFFECT OUR BUSINESS.


        We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to electronic commerce. Although there are currently few such laws and regulations, state, federal and foreign governments may adopt a number of these laws and regulations. Any such legislation or regulation could dampen the growth of the Internet and decrease its acceptance as a communications and commercial medium. If such a decline occurs, companies may decide in the future not to use our services to create an electronic business channel. This decrease in the demand for our services could seriously harm our business and operating results.


LEGISLATIVE ACTIONS, HIGHER INSURANCE COST AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL POSITION AND RESULTS OF OPERATIONS.


        There have been regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may be potential new accounting pronouncements or regulatory rulings which will have an impact on our future financial position and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes and proposed legislative initiatives following the Enron bankruptcy are likely to increase general and administrative costs. In addition, insurers are increasing rates as a result of high claims rates over the past year and our rates for our various insurance policies have increased and may continue to increase. Further, proposed initiatives may result in changes in accounting rules, including legislative and other proposals to account for employee stock options as an expense. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.


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


THE ISSUANCE OF ADDITIONAL COMMON STOCK UPON THE CONVERSION OR EXERCISE OF OUR OUTSTANDING DERIVATIVE SECURITIES WILL RESULT IN DILUTION TO EACH SHAREHOLDER'S PERCENTAGE OWNERSHIP INTEREST AND COULD MATERIALLY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.


        As of December 31, 2002, there were approximately 18,200,333 shares of our common stock issued and outstanding. Approximately 11,698,000 shares of common stock are issuable upon exercise of employee and director stock options under our current stock option plans and will become eligible for sale in the public markets at prescribed times in the future. We also have outstanding warrants, which are exercisable into an aggregate of 2,022,000 shares of common stock. Also, the outstanding and issuable shares of preferred stock are convertible into an aggregate of

19,215,837 additional shares of our common stock. In addition, 2,667,000 shares of convertible preferred stock are issuable upon conversion of the remaining $2,000,000 principal balance plus interest on the June Convertible Notes issued to Edgewater, which could convert into approximately 8,000,000 shares of our common stock. Lastly, the number of shares issuable upon the conversion of each of our series of preferred stock is subject to adjustment upon the occurrence of certain dilutive events, which could result in the issuance of additional shares of common stock.


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

INTEREST RATE RISK

        Our exposure to market risk for changes in interest rates relates primarily in our convertible debt obligations and term loan. These obligations are currently all fixed rate instruments and therefore our risk is related to our inability to lower the applicable interest rate in the event interest rates decrease in the future. In the event interest rates increase in the future, we may not be able to secure additional debt obligations or may be required to pay substantially higher interest rates than we currently pay.

        In addition, we have exposure to market risk for changes in interest rates in our line of credit facility. The line of credit is priced at prime plus 1% on a fully-floating basis. Therefore our risk is related to rising interest rates in the future.

CREDIT RISKS

        Our financial instruments that are exposed to concentrations of credit risk consist primarily of trade receivables. Concentrations of credit risk with respect to receivables are a result of a limited number of clients and their significant percentage of total accounts receivable. We perform periodic credit evaluations of our clients' financial condition and generally do not require collateral. Two customers account for 41% and 53% of total accounts receivable as of December 31, 2002 and 2001, respectively. At December 31, 2002, two other customers accounted for 13% and 11% of accounts receivable. No other single group or customer represents greater than 10% of total accounts receivable for 2002 or 2001.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The information required by this item is included in the Financial Statements found within this Annual Report on Form 10-K beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our business, property and affairs are managed under the direction of our Board of Directors. Members of our Board are kept informed of our business through discussions with our Chairman and Chief Executive Officer and other officers, by reviewing materials provided to them, by visiting our offices, and by participating in meetings of the Board and its committees.

        Shareholders elect our directors annually. Our bylaws provide that the number of our directors will be determined by the Board of Directors but shall not be less than three.

        Our current directors and officers are as follows:

Name                    Age    Position
-----------------       ---    --------
Eric Loeffel             40    Chairman
Panna Sharma             32    Director
Mark McManigal           42    Director
John A. Svahn            59    Director
Robert A. Jensen         55    COO/CFO/Secretary
Rob Cohan                33    Executive Vice President, Enterprise Solution
Mark Slosberg            46    Executive Vice President, eSolutions

        Eric Loeffel has served on our Board since October 2002 and was elected Chairman in December 2002. Mr. Loeffel has served as the President and Chief Executive Officer of Isochron Data Corporation, an Austin, Texas based provider of data management solutions for companies with remote equipment from 2001 to the present. Mr. Loeffel has more than fifteen years of business strategy, product marketing, product development, and executive-level operations experience with companies such as Intuit Inc., Deloitte & Touche and onQ Technology, where he served as President, CEO and Director. He is a Certified Public Accountant.

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

        Mark McManigal has served on our Board since October 2001. Mr. McManigal is a Partner of The Edgewater Funds, a private equity and venture capital fund. Mr. McManigal has been involved with Edgewater since 1991 and focuses primarily on the firm's information technology sector investments. Prior to joining Edgewater, he was a partner in a law firm where he specialized in transactional law, securities law and real estate transactions. Mr. McManigal also served as Vice President and General Counsel for Krause Gentle Corporation.

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

        Robert A. Jensen has served as our Chief Operating Officer and Chief Financial Officer since June 17, 2002. Mr. Jensen has worked extensively with technology companies and emerging growth businesses. Prior to joining EpicEdge, he served as President and Chief Executive Officer of onQ Technology, Inc., a global provider of backend services to the semiconductor industry, from May 2000 to October 2001. Mr. Jensen served as Chief Financial Officer of onQ from June 1999 to April 2000. He negotiated the sale of onQ before joining EpicEdge. Before joining onQ, he served first as Chief Financial Officer, then Chief Operating Officer and finally Chief Executive Officer of MINC Incorporated, an Electronic Design Automation software development company, from May 1996 to February 1999. He supervised the sale of MINC before joining onQ. Mr. Jensen received a B.A. in Mathematics and Economics from the University of Kansas and an M.B.A. from Indiana University. He is a Certified Public Accountant.

        Rob Cohan has served as our Executive Vice President, Enterprise Solutions since December 1999. Mr. Cohan brings more than 12 years of experience in information technology, enterprise application consulting and business operations to EpicEdge. He has served in a consulting and engagement management capacity to governmental and commercial clients on enterprise business application solutions, including the ERP and e-solution areas, for more than five years. Rob was a co-founding partner of Dynamic Professional Services, LLC, a professional services firm acquired by EpicEdge that provided PeopleSoft consulting services to governmental and commercial clients, from 1996 to 1999. Rob earned a Bachelors degree in Business Administration from the University of Texas in San Antonio and is a Certified Public Accountant.

        Mark Slosberg has served as our Vice President of eSolutions since December 1999. He has more than twenty years experience in information technology and e-business, with special focus on integrating business imperatives with technological opportunities. Previously, Mr. Slosberg was the founder and president of NET Information Systems, before its acquisition by EpicEdge in 1999. At NET he planned, sold and delivered complex and innovative information technology projects to commercial, government and non-profit organizations from 1981 to 1999. He has been responsible for implementations that include internal and external websites, directory servers, large server farms, LAN and WAN network and security designs, custom application development, customer service applications, product data management, job costing, accounting and distribution. Mr. Slosberg received two Bachelor's of Science degrees from the University of Washington.

        Directors serve until the expiration of their term at the annual meeting of shareholders. All officers serve at the discretion of the Board of Directors. There is no family relationship between or among any executive officers and directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities and Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficially more than ten percent (10%) of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Copies of all filed reports are required to be furnished to us pursuant to Section 16(a). Based solely on the reports received by us and on written representations from reporting persons, we believe that the directors, executive officers, and greater than ten percent (10%) beneficial owners complied with all applicable filing requirements during the fiscal year ended December 31, 2002, except as follows: Robert A. Jensen failed to timely file a Form 3 upon joining the Company.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS

EXECUTIVE COMPENSATION

        The following table sets forth certain information regarding compensation we paid to our chief executive officer and our five most highly compensated executive officers other than our chief executive officer who each earned more than $100,000 during 2002. These executives are referred to as the named executive officers elsewhere in this report.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                              --------------------------------------    --------------------------------------
                                                                                  AWARDS               PAYOUTS
                                                                        -------------------------      -------
                                                             OTHER                                                   ALL
                                                             ANNUAL     RESTRICTED    SECURITIES                    OTHER
                                                             COMPEN-      STOCK       UNDERLYING        LTIP       COMPEN-
  NAME AND PRINCIPAL                   SALARY      BONUS     SATION      AWARD(S)    OPTIONS/SARS      PAYOUTS     SATION
      POSITION                YEAR      ($)         ($)      ($)(1)        ($)           (#)             ($)         ($)
-------------------------     ----    -------     ------    --------    ---------    ------------      -------      ------
Rob Cohan                     2002    148,125      5,000      33,556       --         2,121,156            --          --
EVP, Enterprise Solutions     2001    135,000         --      41,020       --                --            --          --
Development                   2000    125,000     45,625       2,996       --            45,000            --          --


Mark Slosberg                 2002    142,083      5,000          --       --           917,470            --          --
VP, eBusiness Solutions       2001    120,000         --          --       --                --            --          --
                              2000    150,000         --          --       --            27,611            --          --

Former Officers:
Richard Carter (2)            2002    200,000      7,500          --       --         2,181,340            --          --
CEO                           2001    151,410         --          --       --                --            --          --
                              2000    118,360     30,000          --       --            95,111            --          --

Peter Davis (3)               2002    150,000      5,000      16,665       --           917,470            --          --
EVP, eSolutions               2001    150,000         --          --       --                --            --          --
                              2000    117,500     20,000          --       --            63,053            --          --

Peter B. Covert (4)           2002    148,868         --          --       --           797.101            --          --
Principal Financial and       2001    135,000         --          --       --                --            --          --
Accounting Officer            2000      2,596         --          --       --            75,000            --          --

Sam DiPaola (5)               2002    140,332         --          --       --           947,562            --          --
VP, Finance                   2001    151,000         --          --       --                --            --          --
                              2000     99,333     18,875          --       --           214,704            --          --

----------------

(1)   Other Annual Compensation is comprised of sales commissions.

(2) Richard Carter was CEO as of December 31, 2002 and accepted that position on 4/24/01. Carter resigned as CEO on 2/12/03 and the Company is currently searching for a new CEO.

(3)   Peter Davis became an EpicEdge employee on 3/1/00 and resigned on 1/30/03.

(4) Peter B. Covert became an EpicEdge employee on 12/11/00 and resigned on 10/15/02.

(5) Sam DiPaola became an EpicEdge employee on 4/15/00 and resigned on 8/31/02.

STOCK OPTIONS


        Our 1999 Stock Option Plan and 2002 Stock Option Plan for Employees provides for the issuance of an aggregate 17,817,311 shares of our common stock upon exercise of options granted under the plans. As of December 31, 2002, options to purchase an aggregate 11,698,474 shares of our common stock were outstanding under the plans.

STOCK OPTIONS GRANTED IN 2002

        The following table provides the specified information concerning grants of options to purchase our common stock made during 2002 to our named executive officers:

                                    OPTION GRANTS IN LAST FISCAL YEAR
                                            INDIVIDUAL GRANTS
                            --------------------------------------------------

                             NUMBER OF     % OF TOTAL                               POTENTIAL REALIZED VALUE AT
                              SHARES        OPTIONS       EXERCISE                   ASSUMED ANNUAL RATES OF
                            UNDERLYING     GRANTED TO      PRICE                   STOCK PRICE APPRECIATION FOR
                              OPTIONS     EMPLOYEES IN      PER     EXPIRATION           OPTION TERM(1)
      NAME                  GRANTED(2)    FISCAL YEAR     SHARE(3)     DATE           5%                 10%
----------------            ----------    ------------    --------  ----------    ----------         ----------
Rob Cohan                      14,705         0.14%        $0.20    01/02/12          2,000            5,000
                            2,106,451        19.99%        $0.12    07/25/12        159,000          403,000
Mark Slosberg                  14,705         0.14%        $0.20    01/02/12          2,000            5,000
                              902,765         8.57%        $0.12    07/25/12         68,000          173,000
Former Officers:
Richard Carter                 14,705         0.14%        $0.20    05/12/03          2,000            5,000
                            2,166,635        20.56%        $0.12    05/12/03        164,000          414,000
Peter Davis                    14,705         0.14%        $0.20    04/30/03          2,000            5,000
                              902,765         8.57%        $0.12    04/30/03         68,000          173,000
Peter Covert                   14,705         0.14%        $0.20    01/12/03          2,000            5,000
                              782,396         7.42%        $0.12    01/12/03         59,000          150,000
Sam DiPaola                    14,705         0.14%        $0.20    11/28/02          2,000            5,000
                              932,857         8.85%        $0.12    11/28/02         70,000          178,000

(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on SEC rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.
(2) All options granted in 2002 under the 1999 and 2002 Stock Option Plans vest over a three-year life and expire ten years after the date of grant. Terminated employees' options expire 90 days after termination date.

(3)    All options were granted at market value on the date of grant.

AGGREGATED OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

        The following table provides information concerning exercises of options to purchase our common stock in 2002, and unexercised options held as of December 31, 2002, by our named executive officers. [A portion of the shares subject to these options are not yet vested, and thus would be subject to repurchase by EpicEdge at a price equal to the option exercise price, if the corresponding options were exercised before those shares had vested.] There were no exercises of options by any of the named executive officers during 2002.

                                                                          NUMBER OF SECURITIES
                                                                             UNDERLYING                       VALUE OF
                                                                          UNEXERCISED OPTIONS           UNEXERCISED IN-THE-MONEY
                                                                              AT FY-END($)                OPTIONS AT FY-END($)
                                                                    --------------------------------   --------------------------
                                          Shares         Value
                                          Acquired on    Realized
Name                                      Exercise (#)     ($)          Exercisable    Unexercisable   Exercisable  Unexercisable
---------------------------------------   ------------   ---------     ------------    -------------   -----------  -------------

Rob Cohan ..............................     --            --             55,000         2,131,156           --         --
Mark Slosberg ..........................     --            --             72,611           917,470           --         --

Former Officers:
Richard Carter .........................     --            --             90,111         2,201,340           --         --
Peter Davis ............................     --            --             63,053           917,470           --         --
Peter B. Covert ........................     --            --             50,000           822,101           --         --
Sam DiPaola ............................     --            --                 --                --           --         --


COMPENSATION OF DIRECTORS

        Non-employee directors are reimbursed for their reasonable travel expenses in attending meetings of our Board of Directors. Both employee and non-employee directors are eligible to receive options under our 1999 Employee Stock Option Plan and our 2002 Stock Option Plan. Directors who are also employees do not receive any additional compensation for their service on the Board of Directors. In connection with our offering a position on our Board of Directors to John A. Svahn, Eric Loeffel and Panna Sharma, each was issued a warrant to purchase 30,000 shares of our common stock at $0.28 per share. Additionally, beginning on April 25, 2002, each non-employee director will receive cash compensation of $1,000 per meeting for board meetings that they attend in person.

Consulting Agreement with Eric Loeffel.

        In January 2003, we entered into a consulting agreement with Mr. Loeffel, whereby Mr. Loeffel is to provide consulting services to us, including the development of marketing and sales plans for each of our business areas. In addition to general consulting agreement provisions, Mr. Loeffel's consulting agreement includes:

         o   a base consulting term ending on June 30, 2003;

         o   a base consulting fee for services of $15,000 per month;

         o a one time bonus fee of $30,000 upon completion of certain consulting services;

CHANGE OF CONTROL ARRANGEMENTS/CERTAIN EMPLOYMENT AGREEMENTS

Option Acceleration

        The terms of our 1999 Employee Stock Option Plan and our 2002 Employee Stock Option Plan provide that in the event that we are merged or consolidated with another corporation and we are not the surviving corporation, or if we are liquidated or sell or otherwise dispose of all or substantially all of our assets while unexercised options remain outstanding under such plan, each outstanding option that is not assumed or replaced by the successor corporation will automatically accelerate in full and become immediately exercisable.

Employment Agreements with Named Executive Officers

        We have entered into employment agreements with each of the named executive officers. In general and except as provided below, each of the employment agreements with the named executive officers is substantially similar and provides for a salary, at-will employment and entitles the respective officer to the following perquisites: (1) participation in our employee benefit plans, (2) reimbursement for all business travel and other out-of-pocket expenses reasonably incurred by the officer in the performance of his duties, and (3) other executive perquisites as determined by the Board. Each of the agreements also provides that the respective officer's employment with us is on an at-will basis, provided that if either party terminates the officer's employment, such party must provide at least sixty (60) days advance written notice. In any event, upon the termination of the officer's employment with us for any reason other than for cause or resignation, the officer shall be entitled to receive as severance such officer's base salary for an additional sixty (60) days from the date of termination. Otherwise, regardless of the reasons for termination, all of our obligations under the employment agreement, as amended, shall cease upon such termination, except our obligation to pay the officer's base salary and provide the other benefits set forth in the agreement prorated through the date of such termination and to comply with any and all state and federal laws and regulations applying to any such benefits. Each of the agreements also provides that during the respective officer's term and for a six-month period thereafter, the officer shall not compete with the Company nor solicit any of its employees or customers.

        Employment Agreement with Rob Cohan.

        In June of 1999, we entered into an employment agreement with Mr. Cohan, which agreement was amended on April 16, 2002. In addition to the above general terms, Mr. Cohan's employment agreement includes:

         o     base salary of $150,000 per year;

         o increases to his base salary and bonuses of up to $75,000 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

         o 20.417% of the Bonus Pool (as described above), if it is approved; and

         o a one-time stock option grant for 2,106,451 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described above), subject to such plan's approval by the shareholders.

        Employment Agreement with Mark Slosberg.

        In November of 1999, we entered into an employment agreement with Mr. Slosberg, which agreement was amended on April 16, 2002. In addition to the above general terms, Mr. Slosberg's employment agreement includes:

         o     base salary of $135,000 per year;

         o increases to his base salary and bonuses of up to $67,500 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

         o     8.75% of the Bonus Pool (as described above), if it is approved;
               and

         o a one-time stock option grant for 902,765 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described above), subject to such plan's approval by the shareholders.

Former Officers:

        Employment Agreement with Richard Carter.

        In June of 1999, we entered into an employment agreement with Mr. Carter, which agreement was amended on April 16, 2002. This agreement was terminated when Mr. Carter resigned on February 12, 2003. In addition to the above general terms, Mr. Carter's employment agreement included:

         o     base salary of $200,000 per year.

         o     no provision for severance upon his termination for any reason;

         o     semi-annual review of all bonuses and annualized stock options;

         o 21% of the Bonus Pool (as described above), subject to such pool's final terms receiving Board approval and shareholder approval at the next shareholder meeting; and

         o a one-time stock option grant for 2,166,635 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described above), subject to such plan's approval by the shareholders.

        Employment Agreement with Peter Davis.

        In February of 2000, we entered into an employment agreement with Mr. Davis, which agreement was amended on April 16, 2002. This agreement was terminated when Mr. Davis resigned on January 30, 2003. In addition to the above general terms, Mr. Davis' employment agreement included:

         o     base salary of $150,000 per year;

         o increases to his base salary and bonuses of up to $67,500 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

         o     8.75% of the Bonus Pool (as described above), if it is approved;
               and

         o a one-time stock option grant for 902,765 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described above), subject to such plan's approval by the shareholders.

        Employment Agreement with Sam DiPaola.

        In April of 2000, we entered into an employment agreement with Mr. DiPaola, which agreement was amended on April 16, 2002. This agreement was terminated when Mr. DiPaola resigned on August 31, 2002. In addition to the above general terms, Mr. DiPaola's employment agreement included:

         o     base salary of $151,000 per year;

         o increases to his base salary and bonuses of up to $75,000 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

         o a one-time stock option grant of 150,000 shares of our common stock to be issued pursuant to the 1999 Stock Option Plan;

         o reimbursement by us of any legal costs associated with his departure from his position with his former employer

         o an optional additional allotment of up to 67,000 shares of our common stock, at the discretion of our senior management, as a performance bonus by December 31, 2000

         o     9.042% of the Bonus Pool (as described above), if it is approved;
               and

         o a one-time stock option grant for 932,857 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described above), subject to such plan's approval by the shareholders.

        Employment Agreement with Peter B. Covert.

        On April 16, 2002, we entered into an employment agreement with Mr. Covert. This agreement was terminated when Mr. Covert resigned on October 15, 2002. In addition to the above general terms, Mr. Covert's employment agreement included:

         o     base salary of $135,000 per year;

         o increases to his base salary and bonuses of up to $67,500 per year based upon his attainment of certain management bonus objectives, as determined by the Chief Executive Officer;

         o     7.583% of the Bonus Pool (as described above), if it is approved;
               and

         o a one-time stock option grant for 782,396 shares of our common stock to be issued pursuant to the 2002 Stock Option Plan (as described above), subject to such plan's approval by the shareholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        None of the directors has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

        For 2002, our Compensation Committee consisted of Panna Sharma and Mark McManigal. As noted above, Mr. McManigal is a Partner of The Edgewater Funds, a private equity and venture capital fund which holds a significant number of shares of our common stock, preferred stock and holds $2 million of our outstanding secured convertible debt. Information concerning Mr. McManigal's relationship with The Edgewater Funds and describing certain transactions between The Edgewater Funds and our Company is set forth under the heading "Certain Relationships and Related Transactions" and under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors is currently comprised of two non-employee members of our Board of Directors. For 2002, the Compensation Committee consisted of Panna Sharma and Mark McManigal. As noted above, Mr. McManigal is a Partner of The Edgewater Funds, a private equity and venture capital fund which holds a significant number of shares of our common stock, preferred stock and holds $2 million of our outstanding secured convertible debt. Information concerning Mr. McManigal's relationship with The Edgewater Funds and describing certain transactions between The Edgewater Funds and our Company is set forth under the heading "Certain Relationships and Related Transactions" and under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

        The Compensation Committee is responsible for establishing the compensation package of the Chief Executive Officer. In addition, the Compensation Committee reviews the recommendations of the Chief Executive Officer regarding the performance and compensation levels for other executive officers. In the absence of a Chief Executive Officer, the Compensation Committee shall establish the compensation package for all executive officers.

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

        The Board has approved an executive bonus program to link cash bonuses for executive officers to our operating performance. Pursuant to this program, the amount of bonuses paid is dependent upon us meeting appropriate business targets. The Compensation Committee believes that this type of bonus program, in which bonuses are based on our attaining established financial targets, properly align the interests of its executive officers with the interests of stockholders. Under this program, the Chief Executive Officer or Compensation Committee establishes individual objectives in order to achieve the maximum potential bonus award for the other executive officers. Generally, the maximum potential bonus award is 50% of that executive's annual compensation. The Compensation Committee establishes the objectives required of the Chief Executive Officer in order for him to achieve his maximum potential bonus award. In addition to bonuses paid in connection with corporate performance, the Compensation Committee, in its discretion, may provide a bonus based on individual achievement of individual performance goals, established at the beginning of the year. Despite not meeting performance goals, nominal bonuses were awarded to the executive officers as follows:

              EXECUTIVE OFFICER                            AMOUNT
              ------------------------------------      -------------
              Rob Cohan                                     $5,000
              Mark Slosberg                                 $5,000

              Former Officers:
              Richard Carter                                $7,000
              Peter Davis                                   $5,000

        We strongly believe that equity ownership by executive officers provides incentives to build stockholder value and aligns the interests of executive officers with those of the stockholders, and therefore the Compensation Committee makes periodic grants of stock options under the Option Plans. The size of an option grant to an executive officer has generally been determined with reference to similarly sized high technology companies, the responsibilities and expected future contributions of the executive officer, previous grants to that officer, as well as recruitment and retention considerations. To assist us in retaining and motivating key employees, option grants generally vest over a three-year period from the date of grant.

        During 2002, the Board granted options under the 1999 Option Plan to the following named executive officers in the following amounts:

                                 Option Price         Number of Options
                                 ------------         -----------------

Rob Cohan                            $0.20                   14,705
Mark Slosberg                        $0.20                   14,705

Former Officers:
Richard Carter                       $0.20                   14,705
Sam DiPaola                          $0.20                   14,705
Peter Davis                          $0.20                   14,705
Peter Covert                         $0.20                   14,705


        During 2002, the Board granted options under the 2002 Option Plan to the following named executive officers in the following amounts:

                               Option Price           Number of Options
                               ------------           -----------------
Rob Cohan                         $0.12                 2,106,451
Mark Slosberg                     $0.12                   902,765

Former Officers:
Richard Carter                    $0.12                 2,166,635
Sam DiPaola                       $0.12                   932,857
Peter Davis                       $0.12                   902,765
Peter Covert                      $0.12                   782,396

        We have considered the provisions of Section 162(m) of the Internal Revenue Code and related Treasury Department regulations which restrict deductibility of executive compensation paid to our chief executive officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. Income from options granted under the Stock Option Plan would generally qualify for an exemption from these restrictions so long as the options are granted by a committee whose members are non-employee directors. We expect that the Compensation Committee will generally be comprised of non-employee directors, and that to the extent such Committee is not so constituted for any period of time, the options granted during such period will not be likely to result in compensation exceeding $1,000,000 in any year. The Committee does not believe that in general other components of our compensation will be likely to exceed $1,000,000 for any executive officer in the foreseeable future and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time. In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for deductibility of such compensation. The Committee's policy is to qualify its executive compensation for deductibility under applicable tax laws as practicable.



                                        COMPENSATION COMMITTEE
                                        Panna Sharma
                                        Mark McManigal

                  COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                       ASSUMES INITIAL INVESTMENT OF $100
                                 DECEMBER 2002



                                    (GRAPH)


                       1997        1998        1999        2000       2001      2002
                     -------     -------    ---------    -------    -------   -------
Epicedge Inc         $100.00     $140.00    $5,575.00    $150.02    $ 19.22   $  7.21
S & P 500            $100.00     $128.58    $  155.64    $141.47    $124.66   $ 97.11
S & P MIDCAP 400     $100.00     $119.11    $  136.64    $160.56    $159.59   $136.41
Peer Group           $100.00     $148.80    $  394.22    $ 78.19    $115.28   $ 77.86

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table and notes thereto set forth certain information regarding beneficial ownership of our common stock as of March 3, 2003 by (i) each person known by us to beneficially own more than five percent of our common stock, (ii) each of our directors, (iii) each named executive officer and (iv) all of our directors and officers as a group. Unless otherwise noted, the address for any officer or director is 5508 Two Ninety West, Suite 300, Austin, Texas 78735. In addition to our common stock, our Series A Preferred Stock and Series B Preferred Stock are entitled to vote on an as converted basis, and as a single class with our common stock (collectively, our "Voting Stock"), on any matter presented to our common stockholders, unless a separate class vote of the common stock is required by Texas law.

                                                   COMMON STOCK(1)     SERIES A PREFERRED    SERIES B PREFERRED      VOTING STOCK
                                                 ------------------   --------------------   ------------------   ------------------
                    NAME                           SHARES       %       SHARES        %        SHARES       %       SHARES       %
----------------------------------------------   ----------   -----   ----------   -------   ----------   -----   ----------   -----
Edgewater-Fleck Group(2)                         13,727,150   61.58    9,695,481    100.00    5,595,007   93.89   40,207,654   80.63

Edgewater Private Equity Fund III, LP(2)(3)      12,577,150   56.42    6,113,611     63.06    5,001,822   83.93   33,696,228   67.57

Mark McManigal, Director(2)(3)                   12,577,150   56.42    6,113,611     63.06    5,001,822   83.93   33,696,228   67.57

Carl R. Rose(2)(4)                                6,516,150   29.58           --        --           --      --    6,516,150   15.80

Fleck(2)(5)                                       1,150,000    6.32    3,581,870     36.94      593,185   18.69    6,511,426   17.40

Jenta Rose(6)                                     2,500,000   13.74           --        --           --      --    2,500,000    6.68

John Paul DeJoria(2)(7)                             100,000       *           --        --      593,363   18.70    1,880,089    5.02

Patrick Loche(2)(8)                                      --      --           --        --      364,222   11.48    1,092,667    2.92

Bahram Nour-Omid(9)                               1,074,100    5.59           --        --           --      --    1,074,100    2.80

Charles H. Leaver, Jr.(2)(10)                       599,700    3.25           --        --           --      --      599,700    1.59

Mark Slosberg, Officer(11)                          427,513    2.34           --        --           --      --      427,513    1.14

Kelly Knake(2)(12)                                  311,300    1.71           --        --           --      --      311,300       *

Rob Cohan, Officer(13)                              190,902    1.05           --        --           --      --      190,902       *

Gerald Allen(2)(14)                                 100,000       *           --        --           --      --      100,000       *

Eric Loeffel, Chairman (15)                          30,000       *           --        --           --      --       30,000       *

Panna Sharma, Director(16)                           30,000       *           --        --           --      --       30,000       *

John Svahn, Director(17)                             30,000       *           --        --           --      --       30,000       *

Richard Carter, Former Officer                      226,013    1.24           --        --           --      --      226,013       *

Peter Davis, Former Officer                         206,455    1.13           --        --           --      --      206,455       *

Sam DiPaola, Former Officer                         117,340       *           --        --           --      --      117,340       *

Peter Covert, Former Officer                         22,000       *           --        --           --      --       22,000       *

Officers and Directors as a Group (11 persons)    3,730,222   20.06    6,113,611     63.06    4,408,459   73.98   34,976,450   69.60

----------

*        Less than 1%.

(1) This column does not include shares of our common stock which are issuable upon conversion of the Series A Preferred Stock and Series B Preferred Stock. Each share of Series A Preferred Stock can vote as and convert into one share of common stock. Each share of Series B Preferred Stock can vote as and convert into three shares of common stock. However, these amounts are included in the Voting Stock column on an as-converted basis.

(2) Pursuant to a Voting Agreement dated April 16, 2002, by and among Edgewater, Fleck, Charles Leaver, Gerald Allen, John Paul DeJoria, Kelly Knake, Patrick Loche, Jenta Rose and Carl Rose, all of the parties agreed to vote their shares in order to elect a Board of Directors consisting of certain designated members. In addition, Edgewater was given an irrevocable proxy to vote the shares of all of the parties to the Voting Agreement other than Fleck. The address for the Edgewater-Fleck Group is 900 North Michigan, Ave, 14th Floor, Chicago, IL 60611.

(3) Edgewater with voting control by Jim Gordon / Mark McManigal - Edgewater is a member of the Edgewater -- Fleck Voting Group described in footnote (2) of this table. As a result of the irrevocable proxy given to Edgewater in the Voting Agreement the number of shares listed as beneficially owned by Edgewater includes 339,700 shares of common stock owned by Charles Leaver, 100,000 shares of common stock owned by Gerald Allen, 100,000 shares of common stock owned by John Paul DeJoria, 311,300 shares of common stock owned by Kelly Knake (one of our former officers), 2,500,000 shares of common stock owned by Jenta Rose and 2,684,150 shares of common stock owned by Carl Rose. The address for Edgewater and Mr. McManigal is 900 North Michigan, Ave, 14th Floor, Chicago, IL 60611.

(4) Carl Rose -- Includes convertible notes of $900,000, which are convertible at $.25 per share into 3,832,000 shares. Mr. Rose is a member of the Edgewater -- Fleck Voting Group described in footnote (1) of this table. The address for Mr. Rose is 3200 Wilcrest #370, Houston, TX 77042.

(5) Fleck -- Represents Fleck T.I.M.E. Fund, Fleck Family Partnership and Fleck T.I.M.E Overseas Fund. Includes 3,581,870 shares of Series A Preferred Stock and 593,185 shares of Series B Preferred Stock, which is convertible into 5,361,426 shares of common stock. Fleck is a member of the Edgewater -- Fleck Voting Group described in footnote (1) of this table. The address for Fleck is 289 Greenwich Ave, Greenwich, CT 06830.

(6) Jenta Rose - The address for Ms. Rose is 1013 Oak Knoll Court, Sugar Land TX 77478.

(7) John Paul DeJoria --Mr. DeJoria is included in the table because he is a member of the Edgewater -- Fleck Voting Group described in footnote (1) of this table. The address for Mr. DeJoria is 9701 Wilshire Blvd., Suite 1205, Beverly Hills, CA 90212.

(8) Patrick Loche -- Mr. Loche is included in the table because he is a member of the Edgewater -- Fleck Voting Group described in footnote (1) of this table. The address for Mr. Loche is 5100 Westheimer, Suite 115, Houston, TX 77056.

(9) Bahram Nour-Omid -- Includes a warrant to purchase 1,000,000 shares of common stock with an exercise price of $.01 exercisable at anytime. Also includes 57,500 shares of common stock owed to Mr. Nour-Omid as part of his compensation for services as a director. Mr. Nour-Omid is no longer a director. The address for Mr. Nour-Omid is 289 Greenwich Ave, Greenwich, CT 06830.

(10) Charles H. Leaver - Includes 260,000 options with an exercise price of $5.00 per share. Mr. Leaver is included in the table because he is a member of the Edgewater-Fleck Voting Group described in footnote (1) of this table. The address for Mr. Leaver is 3200 Wilcrest #370, Houston, TX 77042.

(11) Mark Slosberg -- Includes 14,000 shares owned by his father-in-law; 1,500 shares owned by his father; 40 shares owned by his nephew; 45,000 options with an exercise price of $7.563 per share; 14,111 options with an exercise price of $1.063 per share; 13,500 options with an exercise price of $1.063 per share; 4,902 options with an exercise price of $0.20 per share; and 350,000 shares held under the name Hanging Valley Enterprises, Inc. (f/k/a Net Information Systems).

(12) Kelly Knake - Mr. Knake is included in the table because he is a member of the Edgewater-Fleck Voting Group described in footnote (1) of this table. The address for Mr. Knake is 522 Mill Place Ct., Sugar Land, TX 77478.

(13) Rob Cohan -- Includes 20,000 options with an exercise price of $3.25 per share; 15,000 options with an exercise price of 1.063 per share; 20,000 options with an exercise price of $16.50 per share and 4,902 options with an exercise price of $0.20 per share.

(14) Gerald Allen -- Mr. Allen is included in the table because he is a member of the Edgewater -- Fleck Voting Group described in footnote (1) of this table. The address for Mr. Allen is P.O. Box 3454 D, Las Vegas, NV 89133.

(15) Eric Loeffel -- Comprised of 30,000 warrants with an exercise price of $0.28 per share.

(16) Panna Sharma -- Comprised of 30,000 warrants with an exercise price of $0.28 per share. The address for Mr. Sharma is 1920 Ardmore Road, Atlanta, GA 30309.

(17) John Svahn -- Comprised of 30,000 warrants with an exercise price of $0.28 per share. The address for Mr. Svahn is P.O. Box 62, Chester, MD 21619.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During 2002, we received a total of $3,650,000 in additional funding from Edgewater Private Equity Fund III, L.P. ("Edgewater") under the June 2001 Convertible Notes as follows - February ($610,000), March ($250,000), April ($740,000), May ($500,000) and August ($500,000). Edgewater is a major shareholder who beneficially owns 56% of our common stock and 68% of our voting stock. In addition, one of our directors, Mr. McManigal, is a principal of Edgewater. See Item 12 - "Stock Ownership of Certain Beneficial Owners and Management." For a more detailed description of the June 2001 Convertible Notes and the funding, please see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         On April 16, 2002, we entered into the Note Agreement with Edgewater, Fleck T.I.M.E. Fund, L.P. ("Fleck T.I.M.E."), Mr. John Paul DeJoria ("DeJoria") and Mr. Patrick Loche ("Loche"). Fleck T.I.M.E., DeJoria and Loche are also major stockholders. See Item 12 - "Stock Ownership of Certain Beneficial Owners and Management." Pursuant to the Note Agreement, the holders of the July 2000 Convertible Notes and $1,000,000 of the December 2000 Convertible Notes agreed to convert the outstanding principal balance of such notes and accrued interest into shares of the our Series A Preferred Stock at the Equity Closing (as defined in the Note Agreement). In addition, the holders of the June 2001 Convertible Notes agreed to convert most of the outstanding principal balance of such notes and accrued interest into shares of our Series B Preferred Stock at the Equity Closing.

         On April 16, 2002, in conjunction with the Note Agreement, the November 2000 Convertible Notes in the amount of approximately $958,000 (including accrued interest) held by Carl Rose, our former Chairman and a major stockholder, were renegotiated. The new terms are that the November 2000 Convertible Notes still bear an annual interest rate of 8%, are convertible at the lenders' option into shares of our common stock at $.25 per share and mature on December 1, 2004. We are making monthly interest-only payments of approximately $6,400 per month.

         On November 6, 2002, we entered into a Loan and Security Agreement with SVB, whereby SVB agreed to loan us up to $1,400,000. This facility includes a $1,000,000 revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements as well as a $400,000 term note. Of the $1,400,000 credit facility with SVB, $1,000,000 was guaranteed by Edgewater. The SVB debt is secured by all of our assets.

         On November 11, 2002 at the Equity Closing, the July 2000 Convertible Notes and $1,000,000 of the December 2000 Convertible Notes, which were held by Edgewater and Fleck T.I.M.E., plus accrued interest were converted into 9,695,481 shares of Series A Preferred Stock, resulting in those former debt holders receiving 6,113,611 (Edgewater) and 3,581,870 (Fleck T.I.M.E.) shares of Series A Preferred Stock, respectively. Also on November 11, 2002, in accordance with the Note Agreement, $2,150,000 of convertible debt, which was held by Edgewater, Fleck, DeJoria and Loche, and the related accrued and unpaid interest of $230,089, was converted into 3,173,145 shares of Series B Preferred Stock, resulting in those former debt holders receiving 1,622,681 (Edgewater), 593,185 (Fleck T.I.M.E.), 593,363 (DeJoria) and 364,222 (Loche) shares of Series B Preferred Stock, respectively.

         The amount of the June 2001 Convertible Notes converted into Series B Preferred Stock represented all but $2,000,000 of the total of those notes which is held by Edgewater. This $2,000,000, known as the Edgewater Special Debt, can be converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, we entered into a Term Sheet with intentions of entering into a B-1 Note Agreement with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of the Edgewater Special Debt, plus accrued interest into shares of our Series B-1 Preferred Stock. In March 2003, we reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 through a New Substitute Note. In connection with the New Substitute Note, we intend to issue Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share.

         However, the holder of the remaining $500,000 of the December 2000 Convertible Notes, Bahram Nour-Omid, one of our former directors and a major shareholder, demanded payment. In April 2002, we renegotiated the terms of his December 2000 Convertible Note. Of the remaining $500,000, $300,000 was paid in April 2002 and the remaining $221,000, consisting of remaining principle and accrued interest as of April 2002, plus accrued and unpaid interest of $13,000 was paid on January 10, 2003.

         For a description of the terms of the Series A Preferred Stock, Series B Preferred Stock and anticipated terms of the Series B-1 Preferred Stock, see
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." Also, for a complete description of the securities held by these entities and individuals, please see
Item 12 - "Stock Ownership of Certain Beneficial Owners and Management."

         On January 9, 2003, we entered into a Loan Modification Agreement with SVB which amended the Loan and Security Agreement and temporarily increased the line of credit extended from $1,000,000 to $1,300,000 until July 31, 2003 at which time the line will be reduced to $1,000,000 for the remaining term of the agreement. Edgewater agreed to guarantee the amount to which the line of credit exceeds $1,000,000 on July 31, 2003, up to a maximum of $300,000. We intend to issue Edgewater a warrant to purchase up to 200,000 shares of our Series B-1 Preferred Stock at an exercise price of $0.01 per share in consideration for Edgewater entering into the Guarantee, whether or not the Guarantee is required or called upon by the Bank.

         In March 2003, we reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 and has a stated interest rate of 8%.

                                     PART IV

ITEM 14. CONTROLS AND PROCEDURES

                  (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.


                  (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 15. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

Upon written request, we will provide, without charge, a copy of our Annual Report on Form 10-K, including the financial statements and financial statement schedules for our most recent fiscal year. All requests should be sent to:

EpicEdge, Inc 5508 Two Ninety West Suite 300 Austin, Texas, 78735 Attention:
Robert A. Jensen - COO/CFO

(a)      The following documents are filed as part of this report:

         1.       Financial Statements

                  Independent Auditors' Report
                  Balance Sheets at December 31, 2002 and 2001
                  Statements of Operations for the years ended December 31, 2002, 2001 and 2000
                  Statements of Stockholders' Equity for the years ended December 31, 2002, 2001 and 2000
                  Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000
                  Notes to Financial Statements

         2.       Financial Statement Schedule

                  Independent Auditors' Report
                  Schedule II--Valuation and Qualifying Accounts

                  All other schedules are omitted because they are either not required, not applicable or the required information is otherwise included.

         3.       Exhibits

                  The following exhibits are filed as part of, or incorporated by reference into, this Form 10-K.


EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

2.4 Articles of Merger of Parent and Subsidiary between Loch Exploration, Inc. and Design Automation Systems, Inc. filed with the Texas Secretary of State on April 12, 1999 (Incorporated herein by reference to exhibit 2.4 to our Annual Report on Form 10-KSB for the year ended December 31, 1998 filed with the Securities Exchange Commission on April 15, 1999)

2.5 Agreement and Plan of Merger, dated May 1999, by and between Design Automation Systems, Inc., Dynamic Professional Services, L.L.C. and COAD Solutions, Inc. (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on June 14, 1999)

2.6 Agreement and Plan of Merger, dated July 30, 1999, by and between Design Automation Systems, Inc., Connected Software Solutions, Inc., COAD Solutions, Inc., Roger Barnes and Lance Dunbar (Incorporated herein by reference to exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 11, 1999)

2.7 Purchase and Sale Agreement, dated October 29, 1999, by and between Design Automation Systems, Inc., COAD Solutions, Inc. and Net Information Systems, Inc. (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 1999)

2.8 Agreement and Plan of Merger, dated February 29, 2000, by and between Design Automation Systems, Inc., EACQ, LLC, The Growth Strategy Group, Inc., Peter Davis, Jean Albert and Michael McCahey (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 15, 2000)

2.9 Agreement and Plan of Merger, dated June 6, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition Corporation, William Kern, Isabelle Suares, Peter Heinrich and William Johnson (Incorporated herein by reference to exhibit 2.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000)

2.10 Amendment to Agreement and Plan of Merger, dated June 30, 2000, by and between the Company, IPS Associates, Inc., EDG Acquisition Corporation, William Kern, Isabelle Suares, Peter Heinrich and William Johnson (Incorporated herein by reference to exhibit 2.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 14, 2000)

2.11 Asset Purchase Agreement, dated July 19, 2000, by and between the Company, Tumble Interactive Media, Inc. and Charles C. Vornberger (Incorporated herein by reference to exhibit 2.11 to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21,
              2000)

2.12 Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc. (Incorporated herein by reference to exhibit
              99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001)

3.1 Restated Articles of Incorporation filed with the Texas Secretary of State on July 18, 2002 (Incorporated herein by reference to exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

3.2 Second Amended and Restated Bylaws (Incorporated herein by reference to exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.1 Specimen Common Stock Certificate (Incorporated herein by reference to exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.2 Specimen Series A Convertible Preferred Stock Certificate (Incorporated herein by reference to exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

4.3 Specimen Series B Convertible Preferred Stock Certificate (Incorporated herein by reference to exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.4 Common Stock Warrant Purchase Agreement, dated December 29, 1999, by and between the Company and FINOVA Capital Corporation (Incorporated herein by reference to exhibit 10.29 to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.5 Common Stock Purchase Warrant issued by the Company to FINOVA Capital Corporation on December 29, 1999 (Incorporated herein by reference to exhibit 10.30 to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.6 Stock Purchase Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC, Gerald C. Allen, and John Paul DeJoria (Incorporated herein be reference to exhibit 4.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000)

4.7 Registration Agreement, dated February 18, 2000, by and between Design Automation Systems, Inc., Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC, Gerald C. Allen, and John Paul DeJoria (Incorporated herein be reference to exhibit 4.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on February 28, 2000)

4.8 Warrant Certificate issued by Design Automation Systems, Inc. to Aspen Finance Group on February 18, 2000 (Incorporated herein by reference to exhibit 4.6 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.9 Form of Warrant issued by Design Automation Systems, Inc. to Robert Maddocks for 25,000 shares of our Common Stock and to Robert Heller for 15,000 shares of our Common Stock on March 20, 2000 (Incorporated herein by reference to exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17,
              2002)

4.10 Warrant to Purchase Common Stock issued by the Company to Reliant Energy, Inc. on April 30, 2000 (Incorporated herein by reference to exhibit 4.8 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.11 Warrant issued by the Company to Nicholas L. Reding on May 25, 2000 (Incorporated herein by reference to exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17,
              2002)

4.12 Amended and Restated Shareholders' Agreement, dated July 21, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Kelly Knake, Edgewater Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck T.I.M.E. Fund, LP, Fleck Family Partnership II, LP, LJH Partners LP, Wain Investment, LLC, Gerald C. Allen and John Paul DeJoria (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.13 Convertible Bridge Loan Agreement, dated July 21, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 10.27 to our Quarterly Report on Form 10-QSB for the quarter ended September 30,2000 filed with the Securities and Exchange Commission on November 21, 2000)

4.14 Form of Convertible Promissory Note issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal sum of $3,750,000 and to Fleck T.I.M.E. Fund, LP for a principal sum of $1,250,000 on July 21, 2000 (Incorporated herein by reference to exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

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

4.20 Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 4.32 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.21 Form of Convertible Note issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.22 Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.23 Form of Amendments to Promissory Notes, dated April 16, 2002, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.39 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.24 Form of Convertible Note issued by the Company on December 1, 2000 to Bahram Nour-Omid for a principal amount of $500,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $1,000,000 (Incorporated herein by reference to exhibit 4.15 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.25 Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.26 Settlement Agreement, dated April 15, 2002, by and between the Company, Richard Carter, Sam DiPaola, Carl Rose and Bahram Nour-Omid (Incorporated herein by reference to exhibit 4.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

              quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.40 Amendment No. 4 to The Note and Preferred Stock Purchase Agreement, dated July 31, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.56 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.41 Amendment No. 5 to The Note and Preferred Stock Purchase Agreement, dated August 21, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.42 Amendment No. 6 to The Note and Preferred Stock Purchase Agreement, dated October 22, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.43 Amendment No. 7 to The Note and Preferred Stock Purchase Agreement, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.43 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.44 Form of Substitute Secured Convertible Promissory Note, dated April 16, 2002, issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $1,600,000, to John Paul DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.28 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.45 Substitute Secured Convertible Promissory Note, dated November 1, 2002 issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $3,100,000 (Incorporated herein by reference to exhibit 4.45 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.46 Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.29 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.47 First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.48 Subordination Agreement, dated April 16, 2002, by and between Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access (Incorporated herein by reference to exhibit 4.30 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.49 Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.50 First Amendment to Trademark and License Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.50 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.51 Waiver Letter, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties (Incorporated herein by reference to exhibit 4.33 to our Annual Report on Form 10-K for the year ended

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

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

4.58 Memorandum of Terms for Series B-1 Convertible Preferred Stock dated September 20, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.58 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.59 Letter Agreement regarding Series B-1 Convertible Preferred Stock Warrant, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund, III, L.P. (Incorporated herein by reference to exhibit 4.59 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.60 Waiver Letter, dated November 11, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.60 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.1 Design Automation Systems Incorporated 1999 Stock Option Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule 14C filed with the Securities and Exchange Commission on March 9, 1999)

10.2 EpicEdge, Inc. 2000 Employee Stock Purchase Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000)

10.3 Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center, LLC (Incorporated herein by reference to exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.4 Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access (Incorporated herein by reference to exhibit 10.13 to our Annual Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000)

10.5 Office Lease Agreement, dated October 4, 2000, by and between the Company and ASC Management, Inc., as revised on September 14, 2001 and as modified on September 18, 2001 and again on March 28, 2002 for office space in Austin, Texas (Incorporated herein by reference to exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.6 Form of Consent to Settlement of Claim (Incorporated herein by reference to exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 28, 2001)

10.7 Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Richard Carter (Incorporated herein by reference to exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.8 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter (Incorporated herein by reference to exhibit 10.48 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.9 Employment Agreement, dated June 1, 1999, by and between COAD Solutions, Inc. and Robert Cohan (Incorporated herein by reference to exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.10 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan (Incorporated herein by reference to exhibit 10.49 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.11 Employment Agreement, dated November 30, 1999, by and between COAD Solutions, Inc. and Mark Slosberg (Incorporated herein by reference to exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.12 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg (Incorporated herein by reference to exhibit 10.50 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.13 Employment Agreement, dated April 15, 2000, by and between the Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.14 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.51 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.15 Employment Agreement, dated February 28, 2000, by and between Design Automation Systems, Inc. and Peter Davis (Incorporated herein by reference to exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.16 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis (Incorporated herein by reference to exhibit 10.52 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------

10.17 Employment Agreement, dated April 16, 2002, by and between the Company and Peter B. Covert (Incorporated herein by reference to exhibit 10.47 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.18 Employment Agreement, dated June 17, 2002 by and between the Company and Robert A. Jensen (Incorporated herein by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.19 Form of Indemnification Agreement, by and between the Company and each of its directors (Eric Loeffel, Richard Carter, Mark McManigal, Panna Sharma and John A. Svahn) and by and between the Company and each of its executive officers (Robert A Jensen, Sam DiPaola, Peter Covert, Peter Davis, Mark Slosberg and Robert Cohan) (Incorporated herein by reference to exhibit 10.57 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14,
              2002)

10.20 EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

10.21 EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

10.22(#) Loan and Security Agreement, dated November 6, 2002, by and between the Company and Silicon Valley Bank

10.23(#) Loan Modification Agreement, dated January 9, 2003, by and between the Company and Silicon Valley Bank

10.24(#) Warrant Agreement issued by the Company to Edgewater on January 8, 2003 for Edgewater Guarantee of Additional Bank Debt from Silicon Valley Bank

10.25(#) Consultant Agreement, dated January 10, 2003, by and between the Company and Eric Loeffel

99.1(#) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.2(#) Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002

99.3(#) Certifications Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

----------

(#)      Filed herewith.

     (b)      Reports on Form 8-K

              During the quarter ended December 31, 2002, and subsequently to date, EpicEdge filed the following Current Reports of Form 8-K with the Securities and Exchange Commission:

                  o Form 8-K filed on October 11, 2002 announcing the appointment of a new member of the board of directors and audit committee.

                  o Form 8-K filed on January 3, 2003 announcing the appointment of a new chairman of the board.

                  o Form 8-K filed on February 13, 2003 announcing the resignation of the Chief Executive Officer.

                  o Form 8-K filed on March 7, 2003 announcing the delisting of common stock from American Stock Exchange.


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

                                            EPICEDGE, INC.



Dated March 31, 2003                   By:  /s/ ROBERT A. JENSEN
                                            ------------------------------------
                                            ROBERT A. JENSEN
                                            COO/CFO/SECRETARY

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                           CAPACITY                                         DATE
---------                                                           --------                                         ----
/s/ Eric Loeffel                       Chairman of the Board and Principal Executive Officer                    March 31, 2003
----------------------------------
Eric Loeffel

/s/ John A. Svahn                      Director                                                                 March 31, 2003
----------------------------------
John A. Svahn

/s/ Panna Sharma                       Director                                                                 March 31, 2003
----------------------------------
Panna Sharma

/s/ Mark McManigal                     Director                                                                 March 31, 2003
----------------------------------
Mark McManigal

/s/ Robert A. Jensen                   COO/CFO/Secretary                                                        March 31, 2003
----------------------------------     Principal Accounting Officer
Robert A. Jensen

CERTIFICATIONS

I, Eric Loeffel, Chairman of the Board and Principal Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of EpicEdge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Eric Loeffel
Eric Loeffel
Chairman of the Board

I, Robert A. Jensen, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this annual report on Form 10-K of EpicEdge, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 31, 2003

/s/ Robert A. Jensen
Robert A. Jensen
COO/CFO/Secretary

EPICEDGE, INC.
INDEX TO FINANCIAL STATEMENTS ITEM 8 IN FORM 10-K

INDEPENDENT AUDITORS' REPORT                                                                                     F-2

FINANCIAL STATEMENTS AND NOTES:

   Balance Sheets as of December 31, 2002 and 2001                                                               F-3

   Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000                                 F-4

   Statements of Stockholders' Equity for the Years Ended December 31, 2002, 2001 and 2000                       F-5

   Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000                                 F-6

   Notes to Financial Statements                                                                                 F-7

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of EpicEdge, Inc.:

We have audited the accompanying balance sheets of EpicEdge, Inc. (the "Company") as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for goodwill as of January 1, 2002 upon the adoption of Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."


/s/ Deloitte & Touche LLP

Dallas, TX
March 31, 2003

EPICEDGE, INC.
BALANCE SHEETS
DECEMBER 31, 2002 AND 2001

                                                                                            2002            2001
                                                                                        ------------    ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ........................................................   $     24,000    $    256,000
   Trade receivables, net of allowance for doubtful accounts of $197,000
     and $505,000, respectively .....................................................      2,393,000       1,803,000
   Contracts in progress ............................................................        411,000          46,000
   Prepaid insurance ................................................................        264,000         257,000
   Other prepaid expenses and current assets ........................................        128,000          76,000
                                                                                        ------------    ------------
         Total current assets .......................................................      3,220,000       2,438,000

PROPERTY AND EQUIPMENT -- Net .......................................................        458,000       1,507,000

GOODWILL -- Net .....................................................................        460,000         460,000

DEPOSITS AND OTHER ASSETS ...........................................................        127,000         188,000
                                                                                        ------------    ------------

TOTAL ...............................................................................   $  4,265,000    $  4,593,000
                                                                                        ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Revolving line of credit and term note ...........................................   $    633,000    $         --
   Convertible notes payable to stockholders -- current portion .....................        221,000       5,300,000
   Notes payable ....................................................................             --       1,573,000
   Accounts payable .................................................................        682,000       2,073,000
   Accrued expenses and other current liabilities ...................................      1,714,000       2,005,000
                                                                                        ------------    ------------

         Total current liabilities ..................................................      3,250,000      10,951,000

LONG TERM LIABILITIES:

   Convertible notes payable to stockholders -- less current portion ................      2,958,000       3,208,000
   Long term notes payable ..........................................................        443,000              --

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS' DEFICIENCY:
   Convertible preferred stock, par value $.01; 30,000,000 shares authorized;
      12,868,932 total shares issued and outstanding - 9,695,481 Series A shares
      and 3,173,451 Series B shares .................................................      9,301,000              --
   Common stock, par value $.01; 100,000,000 shares authorized; 28,170,433 shares issued and 18,200,333 shares outstanding in 2002 and 29,262,396
      shares issued and 18,200,336 shares outstanding in 2001 .......................        282,000         293,000
   Common stock warrants ............................................................      5,670,000       6,670,000
   Additional paid-in capital .......................................................     77,299,000      76,620,000
   Treasury stock, at cost, 9,970,100 shares in 2002; 11,062,060 shares in 2001 .....     (3,171,000)     (3,503,000)
   Accumulated deficit ..............................................................    (91,767,000)    (89,646,000)
                                                                                        ------------    ------------

         Total stockholders' deficiency .............................................     (2,386,000)     (9,566,000)
                                                                                        ------------    ------------

TOTAL ...............................................................................   $  4,265,000    $  4,593,000
                                                                                        ============    ============

See notes to financial statements.

EPICEDGE, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                        2002            2001            2000
                                                                    ------------    ------------    ------------
REVENUES:
   Professional services ........................................   $ 17,660,000    $ 14,645,000    $ 21,944,000
   Technology integration .......................................             --              --      10,786,000
                                                                    ------------    ------------    ------------
      Total revenues ............................................     17,660,000      14,645,000      32,730,000

COST OF REVENUES:
   Professional services ........................................     11,758,000      10,053,000      12,740,000
   Technology integration .......................................             --              --      10,774,000
                                                                    ------------    ------------    ------------
      Total cost of revenues ....................................     11,758,000      10,053,000      23,514,000
                                                                    ------------    ------------    ------------

GROSS PROFIT ....................................................      5,902,000       4,592,000       9,216,000

OPERATING EXPENSES:
   Compensation and benefits ....................................      2,806,000       4,309,000      11,980,000
   Selling, general and administrative ..........................      3,204,000       3,349,000      11,703,000
   Depreciation and amortization ................................      1,015,000       6,015,000       5,601,000
   Stock-based compensation and costs ...........................             --              --       8,942,000
   Goodwill and other impairment losses .........................             --              --      37,521,000
                                                                    ------------    ------------    ------------
      Total operating expenses ..................................      7,025,000      13,673,000      75,747,000
                                                                    ------------    ------------    ------------

OPERATING LOSS ..................................................     (1,123,000)     (9,081,000)    (66,531,000)

OTHER INCOME (EXPENSE):
   Debt discount amortization ...................................             --      (1,975,000)     (5,315,000)
   Interest expense .............................................       (951,000)       (814,000)     (1,002,000)
   Interest income ..............................................          3,000          28,000         241,000
   Other ........................................................        (49,000)         70,000           3,000
                                                                    ------------    ------------    ------------

         Total other expense ....................................       (997,000)     (2,691,000)     (6,073,000)
                                                                    ------------    ------------    ------------
LOSS FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM .......     (2,120,000)    (11,772,000)    (72,604,000)

LOSS FROM DISCONTINUED OPERATIONS ...............................             --         (10,000)       (366,000)

EXTRAORDINARY ITEM:
   Gain (loss) on restructuring of payables .....................         (1,000)      1,670,000              --
                                                                    ------------    ------------    ------------

NET LOSS ........................................................   $ (2,121,000)   $(10,112,000)   $(72,970,000)
                                                                    ============    ============    ============

NET LOSS PER SHARE -- Basic and diluted:
   Continuing operations ........................................   $      (0.11)   $      (0.45)   $      (2.73)
   Discontinued operations ......................................             --              --           (0.01)
   Extraordinary item ...........................................             --            0.06              --
                                                                    ------------    ------------    ------------
      Total .....................................................   $      (0.11)   $      (0.39)   $      (2.74)
                                                                    ============    ============    ============

WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE
   COMPUTATIONS  - Basic and diluted ............................     18,200,333      26,060,525      26,553,906
                                                                    ============    ============    ============

See notes to financial statements.

EPICEDGE, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                              CONVERTIBLE
                                           PREFERRED STOCK -
                                         SERIES A AND SERIES B        COMMON STOCK         COMMON STOCK WARRANTS
                                        -----------------------   ---------------------   -----------------------
                                                                                                                    ADDITIONAL
                                                                                                                      PAID-IN
                                          SHARES       AMOUNT       SHARES      AMOUNT      SHARES       AMOUNT       CAPITAL
                                        ----------   ----------   ----------   --------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 1999 ..........           --   $       --   23,081,486   $231,000       25,000   $  115,000   $12,239,000
   Common stock issuances:
      Cash -- February 2000 .........                              2,260,000     23,000       22,000       22,000    10,860,000
      Growth Strategy acquisition ...                                277,000      2,800                               6,074,000
      IPS acquisition, including
         options ....................                              1,472,586     14,700                              36,390,000
      Commission on IPS
         acquisition ................                                 25,065        200                                 576,000
      Tumble acquisition ............                                250,000      2,500                               4,935,000
      Cash -- September 2000 ........                              2,000,000     20,000                               1,980,000
      Grants to directors ...........                                142,500      1,400                               2,935,000
      Exercise of stock options .....                                 44,085        400                                 519,000
   Repurchase of stock -- 27,086
      shares ........................
   Common stock warrants issued:
      With notes payable ............                                                      5,000,000    2,400,000
      To directors ..................                                                        190,000
      To customers and others .......                                                        517,000    4,997,000
   Imputed interest on debt .........                                                                                 5,000,000
   Issuance of compensatory
      options .......................                                                                                   400,000
   Amortization of unearned
      compensation ..................
   Net loss .........................
                                        ----------   ----------   ----------   --------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 2000 ..........           --           --   29,552,722    296,000    5,754,000    7,534,000    81,908,000
   Common stock issuances:
      IPS disposition ...............                                                                                (8,378,000)
      Exercise of stock options .....                                189,674      2,000                                  23,000
   Share exchange with Loch
      shareholders ..................
   Return of stock -- 10,295,210
      shares ........................                                                                                 2,883,000
   Cancellation of warrants .........                                                     (2,000,000)    (900,000)      675,000
   Retirement of stock -- 480,000
      shares ........................                               (480,000)    (5,000)                               (158,000)
   Cancellation of compensatory
      options .......................                                                                                  (333,000)
   Common stock warrants issued:
      To directors ..................                                                         90,000
      To vendors for legal
         services ...................                                                        178,000       36,000
   Net loss .........................
                                        ----------   ----------   ----------   --------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 2001 ..........           --           --   29,262,396    293,000    4,022,000    6,670,000    76,620,000

   Converted debt to preferred
      stock .........................   12,868,932    9,301,000
   Cancellation of warrants .........                                                     (2,000,000)  (1,000,000)    1,000,000
   Retired treasury shares ..........                             (1,091,963)   (11,000)                               (321,000)
   Net loss .........................
                                        ----------   ----------   ----------   --------   ----------   ----------   -----------
BALANCE, DECEMBER 31, 2002 ..........   12,868,932   $9,301,000   28,170,433   $282,000    2,022,000   $5,670,000   $77,299,000
                                        ----------   ----------   ----------   --------   ----------   ----------   -----------





                                                                          UNEARNED         UNEARNED
                                         TREASURY       ACCUMULATED    COMPENSATION -   COMPENSATION
                                           STOCK         DEFICIT           ESOP           - OTHER         TOTAL
                                        -----------    ------------    --------------   ------------   ------------
BALANCE, DECEMBER 31, 1999 ..........   $        --    $ (6,564,000)   $           --   $         --   $  6,021,000
   Common stock issuances:
      Cash -- February 2000 .........                                                                    10,905,000
      Growth Strategy acquisition ...                                                                     6,076,800
      IPS acquisition, including
         options ....................                                      (9,445,000)                   26,959,700
      Commission on IPS
         acquisition ................                                                                       576,200
      Tumble acquisition ............                                                                     4,937,500
      Cash -- September 2000 ........                                                                     2,000,000
      Grants to directors ...........                                                                     2,936,400
      Exercise of stock options .....                                                                       519,400
   Repurchase of stock -- 27,086
      shares ........................      (398,000)                                                       (398,000)
   Common stock warrants issued:
      With notes payable ............                                                                     2,400,000
      To directors ..................                                                                            --
      To customers and others .......                                                                     4,997,000
   Imputed interest on debt .........                                                                     5,000,000
   Issuance of compensatory
      options .......................                                                       (400,000)
   Amortization of unearned
      compensation ..................                                         466,000         67,000        533,000
   Net loss .........................                   (72,970,000)                                    (72,970,000)
                                        -----------    ------------    --------------   ------------   ------------
BALANCE, DECEMBER 31, 2000 ..........      (398,000)    (79,534,000)       (8,979,000)      (333,000)       494,000
   Common stock issuances:
      IPS disposition ...............      (232,000)                        8,979,000                       369,000
      Exercise of stock options .....                                                                        25,000
   Share exchange with Loch
      shareholders ..................        10,000                                                          10,000
   Return of stock -- 10,295,210
      shares ........................    (2,883,000)                                                             --
   Cancellation of warrants .........                                                                      (225,000)
   Retirement of stock -- 480,000
      shares ........................                                                                      (163,000)
   Cancellation of compensatory
      options .......................                                                        333,000             --
   Common stock warrants issued:
      To directors ..................                                                                            --
      To vendors for legal
         services ...................                                                                        36,000
   Net loss .........................                   (10,112,000)                                    (10,112,000)
                                        -----------    ------------    --------------   ------------   ------------
BALANCE, DECEMBER 31, 2001 ..........    (3,503,000)    (89,646,000)               --             --     (9,566,000)

   Converted debt to preferred
      stock .........................                                                                     9,301,000
   Cancellation of warrants .........                                                                            --
   Retired treasury shares ..........       332,000                                                              --
   Net loss .........................                    (2,121,000)                                     (2,121,000)
                                        -----------    ------------    --------------   ------------   ------------
BALANCE, DECEMBER 31, 2002 ..........   $(3,171,000)   $(91,767,000)               --             --   $ (2,386,000)
                                        -----------    ------------    --------------   ------------   ------------

See notes to financial statements.

EPICEDGE, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                                  2002            2001            2000
                                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
   Loss from continuing operations ........................................   $ (2,120,000)   $(11,772,000)   $(72,604,000)
   Non-cash items in net loss:
      Depreciation and amortization .......................................      1,065,000       6,015,000       5,601,000
      Stock-based compensation and costs ..................................             --              --       8,942,000
      Goodwill and other impairment losses ................................             --              --      37,521,000
      Debt discount amortization ..........................................             --       1,975,000       5,315,000
      Change in allowance for doubtful accounts ...........................       (308,000)       (262,000)        730,000
   Changes in operating assets and liabilities, net of acquisitions:
      Accounts receivable, net ............................................       (282,000)        768,000       1,294,000
      Prepaid and other assets ............................................       (715,000)       (100,000)        151,300
      Accounts payable ....................................................       (957,000)     (1,862,000)       (306,400)
      Accrued expenses and other liabilities ..............................      1,232,000      (1,266,000)       (241,600)
                                                                              ------------    ------------    ------------

   Net cash used in operating activities ..................................     (2,085,000)     (6,504,000)    (13,597,700)
                                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment .....................................       (103,000)       (243,000)     (3,527,000)
   Cash from dispositions (for acquisitions) ..............................             --       5,700,000      (4,000,000)
                                                                              ------------    ------------    ------------

   Net cash provided by (used in) investing activities ....................       (103,000)      5,457,000      (7,527,000)
                                                                              ------------    ------------    ------------

FINANCING ACTIVITIES:
   Net proceeds from common stock issuances ...............................             --              --      12,947,000
   Return or repurchase of stock, options or warrants .....................             --        (594,000)       (398,000)
   Proceeds from issuance of convertible debt .............................      3,100,000       1,050,000       8,493,700
   Proceeds from revolving line of credit and term note ...................      1,295,000              --              --
   Repayment of debt ......................................................     (2,439,000)       (588,000)             --
                                                                              ------------    ------------    ------------

      Net cash (used in) provided by financing activities .................      1,956,000        (132,000)     21,042,700
                                                                              ------------    ------------    ------------

DECREASE IN CASH AND CASH EQUIVALENTS .....................................       (232,000)     (1,179,000)        (82,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ..............................        256,000       1,435,000       1,517,000
                                                                              ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR ....................................   $     24,000    $    256,000    $  1,435,000
                                                                              ============    ============    ============

SUPPLEMENTAL INFORMATION:
   Interest paid ..........................................................   $    202,000    $    313,000    $    736,000
                                                                              ============    ============    ============

   Income tax paid ........................................................   $         --    $         --    $         --
                                                                              ============    ============    ============

   Non-cash investing and financing activities:
   Increase in goodwill from common stock and notes payable ...............   $         --    $         --    $ 48,000,000


See notes to financial statements.

EPICEDGE, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

         BUSINESS - EpicEdge, Inc. (the "Company") provides consulting services to assist state and local government agencies, as well as commercial enterprises, meet their business goals through implementation and support of client/server and Internet-enabled PeopleSoft applications, custom Web application development, and strategic consulting. The majority of the Company's revenues was, and is expected to be, associated with providing project management, consulting services, and software implementation to state and local governments, including those in Texas, Washington and California.

         FINANCIAL STATEMENTS at December 31, 2000 and for the year then ended include the accounts of the Company and its wholly owned subsidiary, IPS Associates, Inc. ("IPS") (referred to collectively as the "Company"), which was acquired in June 2000 and sold in February 2001. Significant intercompany balances and transactions were eliminated.

         FINANCIAL STATEMENT PREPARATION requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the financial statements and revenues and expenses for the period. Differences from those estimates are recognized in the period they become known.

         REVENUES are generated from consulting, support and training services ("professional services"). Professional services revenues are recognized as the services are performed, primarily on a time-and-materials basis using the number of hours worked by consultants at agreed-upon rates per hour. Billings that are subject to be withheld by the customer are included in revenues when the project completion event has occurred. Fixed price contract revenues are recognized when defined milestones are achieved. The related costs of revenues that are determined to be recoverable are deferred as contracts in progress until the corresponding revenue is recognized. Out-of-pocket expenses reimbursed by clients are included in professional services revenues, and the expenses incurred by the Company are included in cost of professional services revenues. In 2000, revenues were also generated from the value-added reselling of hardware and software products ("technology integration"). Technology integration revenues were recognized upon receipt of an executed agreement and delivery of the products to the customer, if there were no significant remaining vendor obligations and collection of the receivable is probable.

         CASH EQUIVALENTS represent highly liquid investments with original maturities at the date of acquisition of three months or less.

         FINANCIAL INSTRUMENTS that potentially subject the Company to an interest and credit risk consist of cash and cash equivalents, accounts receivable and debt instruments. The fair market values of these items at December 31, 2002, approximate their carrying amounts.

         PROPERTY AND EQUIPMENT is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided using the straight-line method over the following estimated useful lives: computer hardware and software, three to five years; office furniture and fixtures, three to seven years; and leasehold improvements, three years.

         GOODWILL represents the unamortized excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs in 2000. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for the Company on January 1, 2002. Under SFAS No. 142, goodwill of $460,000 at that date was no longer amortized, but is tested for impairment annually and in the event of an impairment indicator. The Company assessed the carrying value of its goodwill during 2002 and concluded that no further impairment was required as of December 31, 2002.

         The Company's net loss on a pro forma basis, assuming the cessation of goodwill amortization as required under SFAS No. 142 had been in effect from January 1, 2001 is as follows:

                                       2002            2001
                                   ------------    ------------
Reported net loss                  $ (2,121,000)   $(10,112,000)
SFAS No. 142 adjustment                      --       4,999,000
                                   ------------    ------------
Pro forma net loss                 $ (2,121,000)   $ (5,113,000)
                                   ============    ============

Pro forma net loss per basic and
   diluted share                   $      (0.11)   $      (0.20)
                                   ============    ============


         STOCK-BASED COMPENSATION arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25. SFAS No. 123 encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS No. 123, the Company applies APB Opinion No. 25 to its stock-based compensation awards to employees and discloses the required pro forma effect on net income and earnings per share (Note 14).

         BASIC NET LOSS PER SHARE is computed by dividing the net loss by the weighted average shares of common stock outstanding during the period, excluding 449,271 shares issued in 2000 to the ESOP that had not yet been committed to be released. The dilutive effect of the options and warrants to purchase common stock and convertible preferred stock and notes are excluded from the computation of diluted net loss per share, since their effect is anti-dilutive. The anti-dilutive effects excluded from the diluted net loss per share computation at December 31 were as follows:

                                 2002         2001         2000
                              ----------   ----------   ----------
Common stock options          11,698,474    1,891,282    6,657,441
Common stock warrants          2,022,000    4,022,000    5,754,000
Convertible preferred stock   19,215,837           --           --
Convertible notes payable     12,363,000    9,158,000    5,800,000
                              ----------   ----------   ----------
Total                         45,299,311   15,071,282   18,211,441
                              ==========   ==========   ==========

         NEW ACCOUNTING STANDARDS - In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company will adopt SFAS No. 145 in January 2003 and will reclassify certain extraordinary items upon adoption of this statement.

         In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," was issued, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The Company is required to adopt this standard in January 2003.

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," an amendment of FASB Statement No. 123, which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 became effective for the Company beginning December 15, 2002 and the Company has complied with those requirements. The remaining disclosure requirements under SFAS No. 148 become effective for the Company in the first quarter of 2003. The Company does not expect these additional reporting requirements to have a material impact on its financial statements.

         RECLASSIFICATIONS of certain prior-year amounts have been made to conform to the current-year presentation.

2.       BUSINESS COMBINATION WITH PUBLIC COMPANY AND DISCONTINUED OPERATIONS

         Effective January 1, 1999, Loch Exploration, Inc. ("Loch"), a public company, acquired all of the stock of the Company in a "reverse merger," whereby the Company was the acquirer for accounting purposes. In connection with the acquisition, Loch exchanged shares of common stock with the Company's stockholders. The transaction was accounted for in a manner similar to a pooling of interests, whereby no goodwill resulted from this transaction and the Company's equity interest in Loch's net assets of $70,000 were recorded at Loch's historical cost basis. Loch's net assets were transferred to a subsidiary, Loch Energy, Inc. ("LEI"), which was in the oil and gas business.

         The Company's 53% equity interest in LEI's operations is reported as discontinued operations in the accompanying financial statements though September 2000. In September 2000, the Company irrevocably transferred its investment in the remaining shares of LEI to a designated trustee. Since the Company was unable to achieve its original plan of distributing these shares as registered stock to its stockholders who were former stockholders of Loch, the Company recorded a write-off of $384,000 related to the disposal of its remaining equity interest in LEI, which is included in discontinued operations in 2000. Related expenses in 2001 and 2000 are also included in discontinued operations.

3.       ACQUISITIONS AND GOODWILL IMPAIRMENT LOSSES

         In March 2000, the Company acquired all the outstanding common shares of The Growth Strategy Group, Inc. ("Growth Strategy"), an e-marketing and strategy consulting firm, for 277,000 unregistered shares of the Company's common stock valued at $6,076,800 and $375,000 in cash. Goodwill of $6,100,000 was recorded related to this acquisition. Accumulated amortization of $643,000 had been recorded related to this goodwill through December 31, 2000. As a result of a review by management of the carrying value and recoverability of this goodwill, management wrote off the unamortized balance of Growth Strategy's goodwill of $5,457,000 as of December 31, 2000.

         In June 2000, the Company acquired all of the issued and outstanding stock of IPS, a project management firm, for $3,000,000 in cash, 1,472,586 unregistered shares of the Company's common stock, options to purchase 1,082,060 shares of the Company's common stock and the assumption of net liabilities of $2,940,000. The aggregate value of the shares and stock options issued in connection with the transaction was $36,405,000. The Company also assumed an employee stock ownership plan ("ESOP") from IPS, and 607,023 of the 1,472,586 shares of common stock related to the transaction were issued to the ESOP. The Company recorded unearned compensation of $9,445,000 related to 493,220 shares of common stock issued to the ESOP, but not yet committed to be released by the ESOP's trustee. This amount was to be amortized over a period of approximately three to five years as the shares were committed to be released. In connection with the assumption of the ESOP, the Company assumed a note payable to a financial institution for ESOP financing of approximately $5,000,000. Goodwill of $34,240,000 was recorded related to this acquisition. Accumulated amortization of $2,558,000 had been recorded related to this goodwill through December 31, 2000. As discussed in Note 4, IPS was sold effective January 1, 2001, at a substantial loss. A goodwill impairment loss of $24,040,000 was recorded in the financial statements as of December 31, 2000, relating to the sale of IPS.

         In connection with the acquisition, the Company paid a commission of $300,000 in cash to an organization that facilitated the execution of the transaction and issued 25,065 unregistered shares of the Company's common stock valued at $576,000 and recorded as part of the cost of the IPS acquisition.

         In July 2000, the Company acquired substantially all of the assets of Tumble Interactive Media, Inc. ("Tumble"), a creative and design firm, for 250,000 unregistered shares of the Company's common stock valued at $4,937,500 and $325,000 in cash. The transaction was accounted for under the purchase method of accounting and resulted in the recognition of goodwill of $5,433,000. Accumulated amortization of $307,000 had been recorded related to this goodwill through December 31, 2000. As a result of a review by management of the carrying value and recoverability of this goodwill, management wrote off the unamortized balance of Tumble's goodwill of $5,126,000 as of December 31, 2000.

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

         In May 1999, the Company acquired all of the issued and outstanding stock of Dynamic Professional Services, LLC ("Dynamic"), an information technology consulting firm, in exchange for (1) 524,000 shares of the Company's common stock valued at $2,695,600; and (2) $200,000 cash, payable $100,000 at closing and $100,000 payable in quarterly installments of $25,000 beginning 90 days from the closing date; and
         (3) additional stock consideration if, on June 1, 2000, the closing price for the Company's common stock for the prior 15 business days was less than $5.15 per share, in an amount equal to 5,340 shares for each $0.01 below $5.15. No additional consideration was required during 2000. Goodwill of $2,732,000 was recorded related to this acquisition. Accumulated amortization of $2,472,000 had been recorded related to this goodwill as of December 31, 2002.

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

         In November 1999, the Company acquired substantially all of the assets of NET Information Systems, Inc. ("NET"), an e-Business solutions provider, in exchange for (1) 350,000 shares of the Company's common stock valued at $1,093,750; (2) $180,000 cash; (3) a one-year promissory note in the amount of $50,000 payable quarterly, with the first payment due 90 days after closing; and (4) the assumption of NET's debt not to exceed $220,000. Goodwill of $1,500,000 was recorded related to this acquisition. Accumulated amortization of $1,300,000 had been recorded related to this goodwill through December 31, 2002.

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

         The unaudited results of operations for 2000 on a pro forma basis are shown below as though the above acquisitions (except for Tumble, which did not have a material effect on the pro forma information, and IPS) were made and the related common shares were issued as of January 1, 2000, and as though the IPS acquisition and sale had occurred at that date (therefore, the IPS results and related goodwill impairment loss are excluded).


                                             PRO-FORMA
                                            ------------
                                                2000
                                            ------------
Revenues                                    $ 23,143,000
Loss from continuing operations              (47,531,000)
Per share                                          (1.79)
Weighted average common stock outstanding     26,546,550

         In view of the sale of IPS, at a substantial loss, effective January 1, 2001, management concluded that goodwill related to IPS as of December 31, 2000, was impaired and wrote it down to the amount recoverable in the sale, which was $7,643,000; accordingly, $24,040,000 was written off. Management also concluded that the entire amount of goodwill related to the Tumble and Growth Strategy acquisitions and a portion of the goodwill related to the COAD and Connected acquisitions, as of December 31, 2000, was impaired based on evaluations of the related estimated future undiscounted cash flows and the lack of continuity of the related key employees; accordingly, $12,400,000 was also written off, with a remaining goodwill of $5,434,000 related to COAD, Dynamic, Connected and NET. The total of these goodwill impairment write-offs of $36,440,000 was reported as an operating expense in 2000. Goodwill of $460,000 at December 31, 2001 had been related to Dynamic ($260,000) and NET ($200,000). This balance was tested for impairment in 2002 under SFAS No. 142 at the entity level, and no further impairment was required.

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

         IPS was included in the Company's accompanying results of operations since IPS's acquisition in June 2000. Pro forma results of operations for 2000 in Note 3 exclude IPS.

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

5.       GAIN ON RESTRUCTURING OF PAYABLES

         In February 2001, the Company adopted a strategy and a plan of execution to reduce its workforce and other costs in order to stabilize the organization. The Company hired a consulting group to assist in designing and executing a repayment plan (the "Plan") with its unsecured creditors. This Plan, which was executed in June 2001, after achieving an acceptable percentage of consents from the unsecured creditors, was designed to repay this group over time either in-full for those creditors whose balance was $5,000 or less, or who were willing to accept $5,000 as full payment, or up to 60% of $3,094,000, which represented the original unsecured accounts payable amount as of February 1, 2001. The Plan further provided that, if sufficient cash was available, the Company could pay a total of 30% of the original unsecured accounts payable amount by December 31, 2001, and this total amount would fully and completely satisfy the Company's obligations to the unsecured creditors. Substantial payments were made to the unsecured creditors of the Company during 2001 in accordance with the Plan. The then remaining balance of $1,049,000 would be paid quarterly at four (4%) percent of the original balance through June 2004, unless the remaining unsecured creditors agree to a lesser amount over a shorter time. As a result of settlement agreements and other legal causes of action by the Company's unsecured creditors, during 2002 it was necessary to reverse some extraordinary gain recognized in previous quarters. The reversal of extraordinary gain in 2002 of $58,000 resulted in a net extraordinary loss of $1,000 for the year 2002.

6.       SIGNIFICANT CUSTOMERS

         Accounts receivable and sales from significant customers as a percentage of the Company's accounts receivable and total revenues are as follows:

             TRADE RECEIVABLES AT
                  DECEMBER 31                 REVENUES
             --------------------    --------------------------
              2002          2001      2002      2001      2000
             ------        ------    ------    ------    ------
Customer A       17%           27%       29%       37%        3%
Customer B       24            26        20        24         6
Customer C        4             1        10         4        --
Customer D       11             4         6         3        --
Customer E       13            --         2        --        --

         The contract with Customer B, Northrop Grumman, was terminated on March 15, 2003.

7.       PROPERTY AND EQUIPMENT

         Property and equipment at December 31 consist of the following:

                                                    2002         2001
                                                 ----------   ----------
Computer equipment                               $2,429,000   $2,770,000
Leasehold improvements                              195,000      275,000
Office furniture and fixtures                       173,000      169,000
                                                 ----------   ----------

Total                                             2,797,000    3,214,000

Less accumulated depreciation and amortization    2,339,000    1,707,000
                                                 ----------   ----------

Property and equipment -- net                    $  458,000   $1,507,000
                                                 ==========   ==========

8.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         Accrued expenses and other current liabilities at December 31 consist of the following:

                                  2002         2001
                               ----------   ----------
Accrued payroll and benefits   $  980,000   $  709,000
Accrued interest                   40,000      818,000
Deferred revenue                   30,000       74,000
Other accrued expenses            664,000      404,000
                               ----------   ----------

Total                          $1,714,000   $2,005,000
                               ==========   ==========

9.       REVOLVING LINE OF CREDIT AND TERM NOTE FACILITY

         On November 6, 2002, the Company entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), whereby SVB agreed to loan the Company up to $1,400,000. This facility includes a $1 million revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements and a $400,000 term note. The advance rate on the line is determined by the defined borrowing base, which is 80% of eligible accounts receivable. At the closing of the loan, the Company used $400,000 from the term note facility and $456,000 of current working capital to extinguish the $856,000 balance and cure its secured loan from GE Access that was in default. Until January 10, 2003, approximately $234,000 of the revolving line of credit is restricted. As of March 3, 2003, the Company has borrowed $752,000 under the SVB line of credit, and has $548,000 of borrowing ability remaining.

         Revolving line of credit and term note at December 31, 2002, consist of the following:

                                                                                                                  2002
                                                                                                                --------
Borrowings under a $1,000,000 accounts receivable based revolving line of credit facility that matures on       $265,000
   November 6, 2003, bearing interest at prime plus 1% on a fully floating basis (5.25% at December 31, 2002)
   and collateralized by all of our assets and guaranteed by Edgewater
Borrowings under a $400,000 term loan facility that matures on
   November 7, 2003, bearing interest at 10% on a fixed rate basis                                               368,000
                                                                                                                --------

Total revolving line of credit and term note                                                                    $633,000
                                                                                                                ========

10.      NOTES PAYABLE

         Long term notes payable at December 31, 2002 of $443,000 represents the remaining extended pay-out terms with certain unsecured creditors from the repayment plan discussed in Note 5. The pay-out terms extend through September 2006.

         Notes payable at December 31, 2001 consist primarily of $1,433,000 due to GE Access, bearing interest at 10%, principal and interest payable on a bi-monthly basis and collateralized by all investments, accounts receivable, inventory and property. In March 2001, the Company negotiated new terms for $1,933,000 of notes payable from GE Access. Under these new terms, the Company was required to make equal bi-monthly payments of $25,000 through January 2002 and bi-monthly payments of $35,000 from January 2002 until October 2002 at which time the final balance was due. On November 7, 2002, the Company used $400,000 from the term note facility (see Note 9) and $456,000 from current working capital to extinguish the $856,000 balance and cure its secured loan from GE Access that was in default.

11.      CONVERTIBLE DEBT

         Convertible notes payable to stockholders at December 31 consist of the following:

                                                                                                        2002            2001
                                                                                                    ------------    ------------
"June Convertible Notes", due January 2006, to be convertible to Series B or Series B-1 preferred   $  2,000,000    $         --
   stock
"June Convertible Notes", due April 2003, converted into Series B preferred stock                             --       1,050,000
"July Convertible Notes", due April 2003, converted into Series A preferred stock                             --       5,000,000
"Amended November Convertible Notes", due December 2004                                                  958,000         958,000
"December Convertible Notes", due January 2003, converted into Series A preferred stock                       --       1,000,000
"December Convertible Notes" due January 2003                                                            221,000         500,000
                                                                                                    ------------    ------------
                                                                                                       3,179,000       8,508,000
      Less current portion                                                                              (221,000)     (5,300,000)
                                                                                                    ------------    ------------
      Long-term portion                                                                             $  2,958,000    $  3,208,000
                                                                                                    ============    ============

         Convertible notes payable are classified as current or long-term based on the contractual maturities as amended on April 16, 2002.

         In June 2001, the Company began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan, pay or renegotiate legacy expenses, and provide working capital to execute on the current operating plan of the Company. Although the final documents were not executed until April 2002, the Company received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes ("June Convertible Notes"). The Company received additional funding under the June Convertible Notes of $3,100,000 during 2002.

         On April 16, 2002, the Company entered into a Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E. Fund, L.P. ("Fleck T.I.M.E."), DeJoria and Locke (the "Note Agreement") that finalized the terms on these June Convertible Notes. The total amount to be received under these June Convertible Notes was to be a minimum of $2,650,000 up to a maximum of $4,500,000 ($4,150,000 of which had been received as of November 11, 2002). On November 11, 2002, $2,150,000 of these June Convertible Notes, and accrued but unpaid interest of $230,000, were converted to shares of Series B Preferred Stock.

         The additional $2,000,000 (the "Edgewater Special Debt") of the June Convertible Notes could be converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, the Company entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of the Edgewater Special Debt, plus accrued interest, into shares of the Company's Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). The Company intends to issue Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share. The value of these warrants will be accounted for as debt discount when issued. In March 2003, the Company reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 pursuant to the Series B-1 Note Agreement.

         In Lieu of entering into the B-1 Note Agreement, the Company has agreed with Edgewater to issue a new Substitute Secured Convertible Promissory Note for a principal amount of $2,000,000 in substitution for the current convertible note held by Edgewater (the "New Substitute Note"). It is anticipated that the New Substitute Note will have a maturity date of January 31, 2006, a new lower interest rate of 4% per annum and will allow Edgewater to convert at its option the aggregate principal amount plus any accrued interest into Series B-1 Convertible Preferred Stock at any time up to the maturity date. The June Convertible Notes are secured, until converted, by all investments, accounts receivable, inventory and property, subject only to a first lien and have demand registration rights. According to a covenant in the Note Agreement, the Company may not redeem or repurchase any shares of company capital stock other than pursuant to equity incentive agreements with employees and service providers, the Articles of Incorporation and the Note Agreement.

         Also, on April 16, 2002, the terms of $5,000,000 July Convertible Notes with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. were renegotiated. On November 11, 2002, under the new terms of the July Convertible Notes, the principal of $5,000,000 and accrued but unpaid interest of $1,114,000 was converted into Series A Preferred Stock.

         Additionally, on April 16, 2002, the terms of the $1,000,000 December Convertible Note with Fleck T.I.M.E. was renegotiated and 2,000,000 of the warrants issued along with the December Convertible Notes were relinquished. Also, Fleck T.I.M.E. waived any defaults or events of default under their December Convertible Note. On November 11, 2002, under the new terms of the Fleck T.I.M.E. December Convertible Note, the principal of $1,000,000 and accrued but unpaid interest of $158,000 was converted to Series A Preferred Stock.

         In conjunction with and as part of the conditions prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Notes be renegotiated. On April 16, 2002, the Company renegotiated the November Convertible Notes, as amended,

         ($958,000 at December 31, 2002) such that the November Convertible Notes bear annual interest at the rate of 8%, are convertible at the lender's option into the Company's common stock at $.25 per share and mature on December 1, 2004. In addition, the June Convertible Notes required that the 2,000,000 warrants that were issued along with the November Convertible Notes be relinquished and that the Company enter into a share return agreement with three stockholders, one of whom is the former Chairman, a major stockholder, and the holder of the November Convertible Notes, for the return of a total of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.

         Also in April 2002, $300,000 of the remaining $500,000 under the December Convertible Notes was paid. The remaining $221,000, consisting of remaining principle and accrued and unpaid interest as of April 2002, plus additional accrued and unpaid interest of $13,000 was paid on January 10, 2003. The 1,000,000 warrants for common stock at $0.01 per share issued in conjunction with this portion of the December Convertible Notes remain outstanding.

         As discussed above, on November 11, 2002, in accordance with the Note Agreement, certain convertible notes were converted into approximately 9,696,000 shares of Series A Preferred Stock and approximately 3,173,000 shares of Series B Preferred Stock. The effect of the debt conversion was an issuance of additional preferred stock of $9,301,000 as a result of the following:

                           a) the conversion of current debt of $8,150,000 to preferred equity,

                           b) the conversion of accrued and unpaid interest on the converted debt of $1,502,000, and

                           c) a reduction for legal and professional fees of $351,000 relating to the Note Agreement.

         Upon completion of the B-1 Note Agreement, Edgewater will have the option to convert the Edgewater Special Debt of the June Convertible Notes into Series B-1 Preferred Stock and therefore will remain outstanding as debt.

         The following table summarizes the convertible notes payable at December 31, 2002 and the pro-forma equivalent of both the convertible preferred stock, to be issued with the B-1 Note Agreement, and the potential additional common stock outstanding that would result from the conversion of the convertible preferred stock:

                                                                           Pro-forma Equivalent Shares
                                                                           ---------------------------
                                                                            Potential     As-Converted
                                                            December 31,    Preferred      Common
                                                                2002        Shares(1)      Shares(1)
                                                            ------------   ------------   ------------
"June Convertible Notes" due January 2006, convertible to   $  2,000,000      2,696,000      8,089,000
Series B-1 convertible preferred stock(2)
"Amended November Convertible Notes" due December 2004(3)        958,000             --      3,832,000
"December Convertible Notes" due January 2003(4)                 221,000             --        442,000
                                                            ------------   ------------   ------------
                                                            $  3,179,000      2,696,000     12,363,000
                                                            ============   ============   ============

         (1) Includes the shares related to the accrued and unpaid interest on these notes through December 31, 2002.

         (2) The Company anticipates that the Series B-1 Preferred Stock will have the following terms in summary: a stated value of $0.75 and a conversion rate equal to one share of common stock for each $.25 of stated value, as discussed in Note 14.

         (3) This note is convertible into shares of the Company's common stock at the option of the holder at $.25 per share.

         (4) This note is convertible into shares of the Company's common stock at the option of the holder at $.50 per share.

12.      INCOME TAXES

         No income tax benefits were recognized for the losses incurred during the years 2002, 2001, and 2000 due to the uncertainty of the Company to utilize its net operating loss (NOL) carryforwards. The provision for income taxes differs from the amount computed by applying the federal statutory rate to the loss before income taxes as follows:

                                    2002            2001            2000
                                ------------    ------------    ------------
Federal at statutory rate       $   (721,000)   $ (3,438,000)   $(24,263,000)
Goodwill amortization and
impairments                          288,000       1,665,000      11,232,000
Other permanent differences           18,000         747,000         158,000
Other reconciling items                   --          23,000              --
                                ------------    ------------    ------------

Change in valuation allowance   $   (415,000)   $ (1,003,000)   $(12,873,000)
                                ------------    ------------    ------------

         The components of the deferred tax assets as of December 31 were as follows:

                                         2002            2001
                                     ------------    ------------
Accrued compensation                 $     75,000    $     67,000
Bad debt reserves                          67,000         172,000
Other                                       2,000         (14,000)
Valuation allowance                      (144,000)       (225,000)
                                     ------------    ------------

Net current deferred tax asset       $         --    $         --
                                     ------------    ------------

Depreciation and amortization        $    138,000    $     91,000
NOL carryforwards                      16,647,000      16,279,000
Valuation allowance                   (16,785,000)    (16,370,000)
                                     ------------    ------------

Net non-current deferred tax asset   $         --    $         --
                                     ------------    ------------

         At December 31, 2002, the Company had federal NOL carryforwards available to reduce future taxable income of approximately $46 million. The carryforwards expire beginning in 2020, if not used before such time to offset future taxable income. For federal tax purposes, the Company's NOL carryforward may be subject to certain limitations on annual utilization because of changes in the ownership, as defined by federal tax law.

13.      COMMITMENTS AND CONTINGENCIES

         LEASES - The Company leases office space under noncancelable operating leases. Total rent expense for 2002, 2001 and 2000 was approximately $684,000, $1,180,000 and $1,328,800, respectively. Minimum future rental commitments under operating leases at December 31, 2002, are as follows:

2003                      566,000
2004                      562,000
2005                      401,000
2006                       21,000
                       ----------

Total                  $1,550,000
                       ----------

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

         In connection with the acquisitions discussed in Note 3 and other agreements with new senior management, the Company entered into various employment agreements, some of which expire on various dates from November 2002 to December 2004, and continue thereafter on a year-to-year basis. Generally, these agreements include a non-compete provision for the term of the agreement and one year thereafter. These agreements also include severance provisions, under which the Company was contingently liable. In conjunction with the April 2002 financing discussed in Note 11, the Company renegotiated the severance portion of these agreements. As of March 31, 2003, the Company is contingently liable for a total of $315,000, which would become payable if the employees were terminated under certain conditions.

         LEGAL PROCEEDINGS - From time to time, we may be involved in litigation relating to claims arising out of our ordinary course of business. We are not currently a party to any material litigation, except for the legal matters currently pending as described below.

             SEC Investigation. The Company has been notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in our securities and the securities of other companies during the period between 1999 and 2000, and (2) certain of our actions during that same period. The Company intends to fully cooperate with the SEC to the extent it requests information. As a result of the investigation, the Company could become subject to an order enjoining us from unlawful conduct and incur civil monetary penalties. Such penalties could have a material adverse effect on our operations or financial condition.

             Cause No: GN 103836: David Launey v. EpicEdge, Inc., Jeff Sexton, Margaret C. Fitzgerald and Brewer and Pritchard, P.C.: In the 201st Judicial District Court of Travis County, Texas. November 20, 2001. This suit involves a former employee who alleges the Company wrongfully prohibited him from selling company stock. Damages alleged are $2,715,630. The former employee claims that through the acts and/or omissions of the Company and other named parties of the suit, the Company and other named parties failed to give correct and truthful information that he needed before he could sell his stock. In March 2003, the Company settled this case through mediation, is awaiting final documentation, and accrued the lawsuit settlement amount as of December 31, 2002.

             Cause No: 2001-28197; EpicEdge, Inc. v. Reliant Energy; In the 133rd Judicial District Court of Harris County, Texas. May 31, 2001. This suit involves breach of contract. We filed suit on May 31, 2001 against Reliant Energy seeking specified damages in the amount of $973,804 plus costs and attorneys fees. On October 28, 2002, Reliant Resources, Inc. sent a demand letter in connection with this case stating that the Company breached a written contract with Reliant Resources, Inc. for the delivery of a system and demanding payment of $657,000 plus expenses. In March 2003, the Company settled with Reliant in exchange for mutual release of all claims.

         While the outcome of these and other legal matters cannot be predicted with certainty, the Company believes that they will not have a material adverse effect on the Company's financial statements. However, an unfavorable outcome of any of these matters could have a material adverse effect. In addition, any failure in a client's system could result in a claim against the Company for substantial damages, regardless of the Company's responsibility for such failure. The Company cannot guarantee that the limitations of liability set forth in the Company's service contracts will be enforceable or will otherwise protect the Company from liability for damages. The successful assertion of one or more claims against the Company that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect the Company's business.

         BONUS PLAN- In April 2002, the Board voted to establish the EpicEdge, Inc. Bonus Plan ("Bonus Plan") for the benefit of the Company's management and employees. The bonus pool payment ("Bonus Pool") will be equal to 10% of the aggregate proceeds available for distribution to the preferred and common shareholders (the "Proceeds Available") only upon a liquidation event and only if the Proceeds Available exceed $12 million (the "Measurement Base"). The applicable percentage will increase by 1.25% for every additional million dollars of Proceeds Available up to $20 million. If the Proceeds Available does not equal or exceed $12 million, the applicable percentage is zero. If the Proceeds Available equals but is not greater than $20 million, the applicable percentage is 20%. In addition, the Bonus Pool shall increase by $200,000 for every $1 million of Proceeds Available for distribution in excess of $20 million until the Proceeds Available are greater than $42 million. After the Proceeds Available exceeds $42 million, the Bonus Pool shall be reduced by $150,000 for every $1 million of Proceeds Available until the Bonus Pool is reduced to zero.

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

         Management has determined that this Bonus Plan has a potential compensation component in that it contains a contingent obligation of the Company that will be recognized when and if 1) the estimated Proceeds Available exceeds the Measurement Base, as defined above, and
         2) a
         liquidity event, as defined in the Bonus Plan, is judged to be probable. Management has concluded that neither of these two events has occurred and therefore no compensation adjustment is required as of December 31, 2002 under the Bonus Plan.

14.     CAPITAL STOCK

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

        In July 2001, the Company issued 496 shares out of treasury stock to stockholders of Loch for previously unexchanged Loch shares. These original Loch shares were issued prior to 1989 and were not presented for exchange at the time of the reverse merger in January 1999. The value of these shares was $10,000 and was charged to discontinued operations in 2001.

        In addition to the cancellation of the 4,000,000 warrants referred to below under COMMON STOCK WARRANTS, as an additional condition precedent to the Series A and Series B Preferred Stock financings discussed in Notes 10 and 16, the Company entered into a share return agreement dated August 29, 2001, with three original stockholders, one of which is the Chairman and principal stockholder, for the return of 10,295,210 shares. In the fourth quarter of 2001, these shares were recorded as treasury stock and as a capital contribution at the estimated current value of the stock of $2,883,000.

        In 2002, treasury shares of 1,091,963 were retired and transferred to the unissued status.

        In February 2000, the Company sold 2,260,000 unregistered shares of its common stock to a group of private investors led by Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. for $11,300,000 ($5.00 per share). The transaction resulted in certain stockholder rights being granted to the investors, including a right to request registration of the shares at the Company's expense. In August 2000, the investor group exercised its right to request registration of the shares. In connection with the financing discussed in Note 11, these private investors withdrew their request for the registration of these shares. In connection with the February 2000 transaction, the Company paid a commission to an organization that facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants were valued at $22,000 based on an independent valuation and are exercisable for a period of five years from the date of grant.

        In June 2000, the Company entered into a severance agreement with one of its employees that provided for, among other things, the modification of the employee's stock options allowing a cashless exercise of vested and unexercised stock options. As a result, the Company accounted for the stock options as variable options and recorded a stock-based compensation charge on the exercise date during the three months ended June 30, 2000, of $475,600 based on the difference between the exercise price and the quoted market price of the underlying stock. The Company issued 22,353 shares of its common stock to the former employee as a result of the cashless exercise.

        In September 2000, the Company sold 2,000,000 shares of unregistered common stock to certain private equity investors, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P., for $2,000,000 ($1.00 per share). The stock purchase agreement provided for two additional board members to be appointed by the investors. Such appointments were made in September and October 2000. The purchase agreement also required the Company to immediately register the shares of common stock that were issued. The investors had agreed to a six-month lockup period, which prevented them from selling the shares of common stock acquired in this transaction during that period. In connection with the financing discussed in Note 11, these private investors terminated their stock purchase agreement relating to these shares and thereby relinquished their right to require the Company to immediately register these shares.

        In November 1999, the Company reserved 190,000 unregistered shares of its common stock for grants to two of its board members for their participation on the Company's Board of Directors. The shares were issued to each board member in equal installments at the end of each quarter through December 31, 2000. The Company recorded the value of the shares issued each quarter at the average quoted market price of the stock for the period in which the stock was issued, which resulted in stock-based compensation of $2,936,400 for shares issued to these board members.

        PREFERRED STOCK TRANSACTIONS - On November 11, 2002, in accordance with the Note Agreement, certain convertible notes payable were converted into 9,695,481 shares of Series A Preferred Stock and 3,173,451 shares of Series B Preferred Stock for $9,301,000 as discussed in Note 11. An amendment to the Company's Articles of Incorporation was approved by the shareholders at the 2002 Annual Meeting that increased the number of authorized Preferred Stock shares to 30,000,000, $0.01 par, to permit the conversion of the notes referred to in the Note Agreement.

        The following table summarizes the preferred stock at December 31, 2002 and the pro-forma equivalent of the potential additional common stock outstanding that would result from the conversion of the convertible preferred stock:

                                                               Pro forma Equivalent
                                                                   Common Shares
                                   Amount    Preferred Shares      As-Converted
                                 ----------  ----------------  --------------------
    Preferred Stock, Series A    $7,007,000         9,695,481             9,695,481
    Preferred Stock, Series B     2,294,000         3,173,451             9,520,356
                                 ----------  ----------------  --------------------
                                 $9,301,000        12,868,932            19,215,837
                                 ----------  ----------------  --------------------


        The Series A Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.75 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series B Preferred Stock, an amount equal to 2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. The Series A Preferred Stock shall have a stated value of $.75. A merger or sale of capital stock in which the Company's shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of the Company's assets shall be deemed to be a liquidation.

        The Series B Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either: (a) in preference to the holders of the common stock and on a pro-rated pari passu basis with the Series A Preferred Stock, an amount equal to 2.75 times the stated value, or (b) a ratable share of the distribution of assets and property with the holders of the common stock, participating on an as converted basis, if a liquidation event occurs within 24 months. If, however, a liquidation event occurs after 24 months, the preference multiple becomes 3 times the stated value. In addition, if the holders of the Series B Preferred Stock choose upon a liquidation event to receive the liquidation preference multiple in effect at the time of the event and there still remains undistributed new equity value after any debt obligations and Series A Preferred Stock liquidating preference payments, then the Series B Preferred Stock will participate in that additional distribution on an as converted basis at a conversion rate equal to one share of common stock for each $.75 of stated value. The Series B Preferred Stock shall have a stated value of $.75. A merger or sale of capital stock in which the Company's shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of the Company's assets shall be deemed to be a liquidation.

        Series B-1 Preferred Stock may be issued in connection with the June Convertible Notes. Management anticipates that the Series B-1 Preferred Stock will have the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of the Company, the holders thereof shall be entitled to receive, at their option, either: (a) senior to the holders of the Series A Preferred Stock and Series B Preferred Stock and in preference to common stock, an amount equal to 3.5 times the original Series B-1 Preferred Stock purchase price per share (the "Series B-1 Preference") and a ratable share of the distribution of assets and property with the holders of Common Stock at a conversion price of $0.75 per share, or (b) a ratable share of the distribution of assets and property with the holders of common stock, participating on an as converted basis at $0.25 per share. The Series B-1 Preferred Stock shall have a stated value of $.75. The holders of the Series B-1 Preferred Stock will have the right to convert shares of Series B-1 Preferred Stock, at the option of each holder thereof, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value if the holders of the Series B-1 Preferred Stock elect not to take the Series B-1 Preference. If the holders of the Series B-1 Preferred Stock take the Series B-1 Preference, the conversion price will be $0.75 per share. The total number of shares of common stock into which such shares may be converted initially will be determined by dividing the aggregate original Series B-1 Preferred Stock purchase price of $.75 plus accrued interest, by the conversion price. The initial conversion price for the Series B-1 Stock will be $0.25 or $0.75 (if the holders of the Series B-1 Stock take the Series B-1 Preference), as the case may be. A merger or sale of capital stock in which the Company's shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of the Company's assets shall be deemed to be a liquidation.

        ESOP SHARES - In connection with the IPS acquisition in June 2000, the Company assumed an ESOP from IPS and issued 607,000 shares of common stock to the ESOP ("ESOP shares"). On the date of acquisition, the Company recorded unearned compensation of $9,445,000 related to 493,220 ESOP shares issued, but not yet committed to be released by the ESOP's trustee. During the period from acquisition to December 31, 2000, a total of $466,000 in compensation expense was recorded for 43,949 ESOP shares committed to be released at an average share price of $10.60 per share. ESOP shares not committed to be released are not considered to be outstanding and were excluded in earnings per share calculations. As a result of the IPS sale (Note 4), the ESOP shares were returned to the Company in February 2001, treasury stock increased by $232,000 and unearned compensation decreased by $8,979,000 related to the unreleased ESOP shares.

        COMMON STOCK WARRANTS -- In November 2001, the Company issued a warrant for the purchase of 177,700 shares of its common stock in exchange for legal services totaling $35,540. The warrant has an exercise price of $.20 and is exercisable for three years from the date of grant. The warrants were immediately vested. The Company valued these warrants at the cost of the services received of $35,540 and recorded legal expense in the same amount.

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

        In November and December 2000, the Company issued in conjunction with November and December Convertible Notes (Note 11) warrants for the purchase of 5,000,000 shares of its common stock at an exercise price of $.01 per share. The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $2,400,000, as a discount to the Convertible Notes. In August 2001, in connection with the renegotiation of the $1,000,000 Convertible Note, the holder of the Convertible Note relinquished 2,000,000 warrants and the Company recorded the forfeiture of these warrants as additional paid in capital of $675,000 and a reduction of unamortized debt discount of $225,000. Additionally, on April 16, 2002, as part of the Note and Preferred Stock Purchase Agreement, the holder of $1,000,000 of the December Convertible Notes relinquished 2,000,000 warrants. The remaining 1,000,000 warrants for common stock at $0.01 per share that were issued in conjunction with the December Convertible Notes are not relinquished and therefore remain in effect.

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

        In April 2000, the Company issued to a client's venture capital affiliate a warrant to purchase 500,000 shares of its common stock at an exercise price of $22.00 per share. The warrant is exercisable at any time after the earlier of (i) 60 days after the consummation of a registered public offering and (ii) October 3, 2001 (such earlier date being the vesting date), through the third anniversary of the vesting date. The Company determined the value of the warrant to be $4,843,000 based on the Black-Scholes model. The warrant was issued contemporaneously with the negotiation of a consulting agreement between the Company and the client, under which the Company could receive estimated fees totaling $3,100,000 over the next three years. However, the agreement provided the client with the right of cancellation for convenience. At June 30, 2000, there was no assurance that the client would continue to engage the Company under the agreement or would enter into any additional agreements in the future; accordingly, the Company recorded the estimated value of the warrant as stock-based compensation of $4,843,000 during the three months ended June 30, 2000. The client canceled the consulting agreement in January 2001.

        In March 2000, the Company issued warrants for the purchase of 40,000 shares of its common stock to two advisory board members for services to be rendered from April 2000 to March 2002. The warrants have an exercise price of $21.88 and are exercisable for five years from the date of grant. The warrants vest over the service period as follows: one-third of the warrants vest upon grant, and the remaining two-thirds vest in one-half increments on the first and second anniversaries of the grant date. The Company recorded the initial value of these warrants based on the Black-Scholes model, totaling $346,000, as unearned compensation on the date of grant. The Company originally amortized this amount as compensation expense over the expected consulting period. The Company revalued the warrants at December 31, 2000, and based on a lower stock price, it reduced the amount of the unearned compensation to zero. As a result of the decrease in stock value over the period, the Company has not recorded any additional stock-based compensation related to these warrants.

        In connection with the February 2000 sale of unregistered shares, the Company paid a commission to an organization that facilitated the execution of the transaction that consisted of a cash payment of $395,000 and a warrant to purchase 22,000 shares of the Company's common stock at an exercise price of $15.00 per share. The warrants vest immediately and are exercisable for 5 years from the date of grant. The warrants were valued at $22,000 based on an independent valuation.

        In December 1999, warrants to purchase 25,000 common shares were granted with the term loan (Note 10). The shares can be purchased any time prior to March 31, 2005, at an exercise price of $11.70 per share. The fair value assigned to these warrants of $115,000 was accounted for as a debt discount and amortized over the period of the term loan.

        STOCK OPTIONS - In February 1999, the Board of Directors approved the 1999 Employee Stock Option Plan (the "1999 Plan"). The Board reserved 3,000,000 shares of common stock for issuance under the 1999 Plan. Under the terms of the 1999 Plan, options to purchase common stock may be granted at the discretion of the Company's compensation committee and may be subject to certain restrictions. In May 2000, the number of shares reserved was increased to 7,500,000. Under the 1999 Plan, 865,157 options were approved by the Board of Directors and granted to current executives and key employees at an exercise price range of $0.04 to $0.33 during 2002.

        The Board of Directors adopted the 2002 Stock Option Plan (the "2002 Plan") on April 16, 2002. The 2002 Plan is intended to supplement the 1999 Plan. A total of 10,317,311 shares are reserved under the 2002 Plan. Under the 2002 Plan, 9,672,648 options were approved by the Board of Directors and granted to current executives and key employees at an exercise price range of $0.10 to $0.12 during 2002.

        The Board of Directors believes that the Company must offer a competitive equity incentive program if it is to continue to successfully attract and retain the best possible candidates for positions of responsibility within the Company. The Board expects that the 2002 Plan will be an important factor in attracting and retaining the high caliber members of management and key employees essential to the Company's success and in motivating these individuals to strive to enhance the Company's growth and profitability.

        Options generally vest over a three-year life. The following table lists the exceptions:

            MONTH/YEAR GRANTED           # OF OPTIONS          VESTING PERIOD
            ------------------           ------------          --------------
              November 1999                   260,000             One-year
                June 2000                     300,000             Two-year
              September 2000                  300,000             Two-year
               October 2000                   524,826             Six month
               October 2000                 1,124,691             Two-year
              December 2000                   400,000             Six month

        The 400,000 options granted in December 2000 were granted at an exercise price of $0.125 per share; accordingly, the Company recorded unearned compensation of $400,000 based on the market price of the common stock on the grant date. The Company recorded $67,000 of amortization of the unearned compensation in December 2000. On January 4, 2001, the employee left the Company; therefore, in January 2001, the Company reversed the remaining unearned compensation related to these options. This employee exercised the vested portion of the options, which were 66,668 options in January 2001. All other options granted under the Plan were granted at prices equal to the fair value of the common stock at the grant date and expire 10 years after the date of grant.

        At December 31, 2002 there were 11,698,474 options outstanding and 5,885,078 options available for grant and at December 31, 2001, there were 1,891,582 options outstanding and 5,374,959 options available for grant under the Plan.

         A summary of the Plans is as follows:

                                                2002                           2001                         2000
                                      -------------------------     -------------------------     -------------------------
                                                       WEIGHTED                      WEIGHTED                      WEIGHTED
                                                       AVERAGE                       AVERAGE                       AVERAGE
                                                       EXERCISE                      EXERCISE                      EXERCISE
                                        SHARES          PRICE          SHARES         PRICE         SHARES          PRICE
                                      -----------      --------     -----------      --------     -----------      --------
 Outstanding at beginning of year       1,891,282          6.02       6,657,441      $   7.84       2,633,900      $   3.60
 Granted                               10,537,805          0.13         143,000          0.30       6,739,359          7.92
 Exercised                                     --            --        (189,674)         0.13         (44,085)         2.15
 Expired                                 (730,613)         1.92      (4,719,485)         8.94      (2,671,733)         6.48
                                      -----------      --------     -----------      --------     -----------      --------

 Options outstanding at year-end       11,698,474          0.86       1,891,282          6.02       6,657,441          7.84
                                      -----------                   -----------                   -----------

 Options exercisable at year-end        1,370,524          5.07       1,167,612          5.99       1,736,757          6.11
                                      -----------                   -----------                   -----------

        The following table summarizes information about stock options outstanding at December 31, 2002:

                                           OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                              -------------------------------------------------   -------------------------------------
                                            WEIGHTED AVERAGE
                                                REMAINING
                                NUMBER      CONTRACTUAL LIFE   WEIGHTED AVERAGE                        WEIGHTED AVERAGE
   RANGE OF EXERCISE PRICES   OUTSTANDING      (IN MONTHS)      EXERCISE PRICE    NUMBER EXERCISABLE    EXERCISE PRICE
  --------------------------  -----------   ----------------   ----------------   ------------------   ----------------
  $0.04 to $0.11                  709,000                114   $           0.10                2,000               0.11
  $0.12 to $0.12                8,106,791                115               0.12                   --                 --
  $0.13 to $0.19                   64,000                112               0.15                1,000               0.16
  $0.20 to $0.20                1,254,926                108               0.20                1,000               0.20
  $0.22 to $0.43                   91,000                102               0.29               24,000               0.30
  $0.69 to $1.00                   85,000                 95               0.70               54,333               0.70
  $1.06 to $1.06                  390,457                 93               1.06              390,457               1.06
  $1.19 to $2.00                  221,900                 78               1.98              217,733               1.98
  $2.81 to $5.00                  423,900                 82               4.81              424,600               4.81
  $7.06 to $7.81                   48,200                 83               7.56               48,200               7.56
  $13.38 to $19.75                248,900                 90              16.69              170,933              16.61
  $20.25 to $24.00                 54,400                 87              22.17               36,268              22.17
                              -----------                                         ------------------
                               11,698,474                                                  1,370,524
                              -----------                                         ------------------

        PRO FORMA STOCK-BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation cost was recognized for the Company's stock option plans only when the options were granted to employees at an exercise price that was below the fair value of the stock on the grant date. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at the estimated fair value of the options at the grant date, but allows disclosure as an alternative. The pro forma disclosure as if the Company had adopted the cost recognition requirements under SFAS No. 123 for options granted to employees in 2002, 2001 and 2000 is presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                                    2002               2001               2000
                                                -------------      -------------      -------------
           Loss from continuing operations:
              As reported                       $  (2,120,000)     $ (11,772,000)     $ (72,604,000)

              Pro forma                         $  (3,443,000)     $ (18,178,000)     $ (96,042,000)

           Per share -- basic and diluted:
              As reported                       $       (0.11)     $       (0.45)     $       (2.73)

              Pro forma                         $       (0.19)     $       (0.70)     $       (3.62)

        In the pro forma calculations, the weighted average fair value of options granted to employees in 2002, 2001 and 2000 was estimated at $0.13, $0.30 and $8.85 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the American Stock Exchange for the period from April 2000 through December 2002, which market price volatility averaged 188%, 146% and 223% in 2002, 2001 and 2000, respectively; (ii) expected dividend yield of 0%; (iii) expected option term ranging from six months to three years; and (iv) risk-free interest rate of 3.1%, 4.0% and 5.5% in 2002, 2001 and 2000, respectively.

        IPS OPTIONS - In the IPS acquisition, the Company granted options to purchase 1,082,060 shares of its common stock, which were valued as part of the purchase price (Note 3) based on the Black-Scholes model and, therefore, are not included in the above pro forma amounts. In the sale of IPS (Note 4), these options were canceled.

        OTHER -- In the first quarter 2001, there was a reduction in unearned compensation of $8,979,000 associated with unreleased ESOP shares and an increase in treasury stock of $233,000 as a result of the sale of IPS, as discussed in Note 4 and ESOP SHARES above.

 15.     STOCK-BASED COMPENSATION AND COSTS

         Stock-based compensation and costs in 2000 is as follows:

                                                                       2000
                                                                   ------------
           Stock granted to directors                              $ 2,936,400
           Warrants granted to client and others                     4,997,000

           Amortization of unearned compensation for:
              Options to employees                                      67,000
              ESOP shares released                                     466,000

           Stock issued with cashless exercise of options              475,600
                                                                   ------------

           Total                                                   $ 8,942,000
                                                                   ============

16.      EMPLOYEE BENEFIT PLAN

         The Company has a profit sharing plan under Section 401(k) of the Internal Revenue Code, which covers substantially all employees. The Company does not match employee contributions.

17.      SUBSEQUENT EVENTS

         On January 9, 2003, the Company entered into a Loan Modification Agreement with SVB which amended the November 6, 2002 Loan and Security Agreement and increased the line of credit extended from $1,000,000 to $1,300,000 until July 31, 2003 at which time the line will be reduced to $1,000,000 for the remaining term of the agreement. Edgewater agreed to guarantee the amount to which the line of credit exceeds $1,000,000 on July 31, 2003, up to a maximum of $300,000. The Company intends to issue Edgewater a warrant to purchase a number of shares of the Company's Series B-1 Preferred Stock having a face value of $150,000 in consideration for Edgewater entering into the Guarantee, whether or not the Guarantee is required or called upon by the Bank. The warrant will be to purchase up to 200,000 shares of Series B-1 Preferred Stock at an exercise price of $0.01 per share.

         During February 2003, the AMEX requested a report on the Company's compliance with the plan submitted in June 2002. Based upon this information, the AMEX informed the Company that it would commence the steps required to delist the Company's common stock. On February 28, 2003, the Company received a formal notice from the AMEX Staff, indicating that the Company no longer complied with the AMEX's continued listing standards. The Company informed the AMEX that it would not appeal and consented to the AMEX's decision to remove the listing of the Company's common stock. On March 12, 2003, the AMEX suspended trading in the Company's common stock and submitted an application to the SEC to strike the Company's common stock from listing and registration on the AMEX. The SEC granted approval of the application on March 24, 2003. On March 12, 2003, the Company's common stock began trading on the Pink Sheets under the trading symbol "EPED."

         In March 2003, the Company reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 pursuant to the B-1 Note Agreement as discussed in Note 11.

INDEPENDENT AUDITORS' REPORT

To the Directors and Stockholders of EpicEdge, Inc.:

We have audited the financial statements of EpicEdge, Inc. (the "Company") as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated March 31, 2003 appearing in this Annual Report on Form 10-K of EpicEdge, Inc. for the year ended December 31, 2002. Our audits also included the financial statement schedule of EpicEdge, Inc. listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP


Dallas, Texas
March 31, 2003

                SCHEDULE II --- Valuation and Qualifying Accounts

                                 EpicEdge, Inc.

                         Allowance for Doubtful Accounts
                  Years Ended December 31, 2002, 2001 and 2000

                                     BALANCE AT BEGINNING     CHARGED       BALANCE AT END OF
DESCRIPTION                                OF PERIOD        TO OPERATIONS     DEDUCTIONS(1)         PERIOD
-----------------------------------  --------------------   -------------   -----------------      ---------
Allowance for doubtful accounts:

Year ended December 31, 2002         $            505,000   $      75,000   $        (383,000)     $ 197,000

Year ended December 31, 2001         $            767,000   $    (131,000)  $        (131,000)(2)  $ 505,000

Year ended December 31, 2000         $             37,000   $     711,000   $          19,000      $ 767,000

----------
        (1)     Doubtful accounts written off, net of recoveries.

        (2) Includes $47,000 of Allowance for Doubtful Accounts that was removed with the sale of IPS as discussed more fully elsewhere in this Form 10-K.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

2.12 Stock Purchase Agreement, dated January 1, 2001, by and between the Company, RED & BLUE, INC. and IPS Associates, Inc. Employee
              Stock Ownership Plan for the sale of all the outstanding stock of IPS Associates, Inc. (Incorporated herein by reference to exhibit
              99.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 2001)

3.1 Restated Articles of Incorporation filed with the Texas Secretary of State on July 18, 2002 (Incorporated herein by reference to exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
              Commission on August 14, 2002)

3.2 Second Amended and Restated Bylaws (Incorporated herein by reference to exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.1 Specimen Common Stock Certificate (Incorporated herein by reference to exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.2           Specimen Series A Convertible Preferred Stock Certificate
              (Incorporated herein by reference to exhibit 4.2 to our Quarterly
              Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
4.3           Specimen Series B Convertible Preferred Stock Certificate
              (Incorporated herein by reference to exhibit 4.3 to our Quarterly
              Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

4.25 Amendment to Promissory Note, dated December 21, 2001, by and between the Company and Fleck T.I.M.E. Fund, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.26          Settlement Agreement, dated April 15, 2002, by and between the
              Company, Richard Carter, Sam DiPaola, Carl Rose and Bahram
              Nour-Omid (Incorporated herein by reference to exhibit 4.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
              2002 filed with the Securities and Exchange Commission on November
              14, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
              quarter ended June 30, 2002 filed with the Securities and Exchange
              Commission on August 14, 2002)

4.40          Amendment No. 4 to The Note and Preferred Stock Purchase
              Agreement, dated July 31, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.56 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002)

4.41          Amendment No. 5 to The Note and Preferred Stock Purchase
              Agreement, dated August 21, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.42          Amendment No. 6 to The Note and Preferred Stock Purchase
              Agreement, dated October 22, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.43          Amendment No. 7 to The Note and Preferred Stock Purchase
              Agreement, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.43 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.44          Form of Substitute Secured Convertible Promissory Note, dated
              April 16, 2002, issued by the Company to Edgewater Private Equity
              Fund III, L.P. for a principal amount of $1,600,000, to John Paul
              DeJoria for a principal amount of $400,000, to Patrick Loche for a principal amount of $250,000 and to Fleck T.I.M.E. Fund, LP for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.28 to our Annual Report on Form 10-K for the year ended
              December 31, 2001 filed with the Securities and Exchange
              Commission on April 17, 2002)

4.45          Substitute Secured Convertible Promissory Note, dated November 1,
              2002 issued by the Company to Edgewater Private Equity Fund III,
              L.P. for a principal amount of $3,100,000 (Incorporated herein by reference to exhibit 4.45 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.46          Security Agreement, dated April 16, 2002, by and between the
              Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.29 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
              Commission on April 17, 2002)

4.47 First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III,
              L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.48          Subordination Agreement, dated April 16, 2002, by and between
              Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a GE Access (Incorporated herein by reference to exhibit 4.30 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April
              17, 2002)

4.49 Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III,
              L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form
              10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.50          First Amendment to Trademark and License Security Agreement, dated
              April 29, 2002, by and between the Company and Edgewater Private
              Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.50 to our Quarterly Report on Form 10-Q for the quarter ended September 30,
              2002 filed with the Securities and Exchange Commission on November
              14, 2002)

4.51          Waiver Letter, dated April 16, 2002, by and between the Company,
              Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties (Incorporated herein by reference to exhibit 4.33 to our Annual Report on Form 10-K for the year ended

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
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

4.58 Memorandum of Terms for Series B-1 Convertible Preferred Stock dated September 20, 2002, by and between the Company and Edgewater
              Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.58 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
              Commission on November 14, 2002)

4.59          Letter Agreement regarding Series B-1 Convertible Preferred Stock
              Warrant, dated November 1, 2002, by and between the Company and Edgewater Private Equity Fund, III, L.P. (Incorporated herein by reference to exhibit 4.59 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.60 Waiver Letter, dated November 11, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.60 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.1          Design Automation Systems Incorporated 1999 Stock Option Plan
              (Incorporated herein by reference to exhibit B to our Definitive
              Proxy Statement on Schedule 14C filed with the Securities and Exchange Commission on March 9, 1999)

10.2 EpicEdge, Inc. 2000 Employee Stock Purchase Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 28, 2000)

10.3 Seattle Design Center Lease, dated March 23, 2000, by and between the Company and Bay West Design Center, LLC (Incorporated herein by reference to exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
10.4          Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access
              (Incorporated herein by reference to exhibit 10.13 to our Annual
              Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000)

10.5          Office Lease Agreement, dated October 4, 2000, by and between the
              Company and ASC Management, Inc., as revised on September 14, 2001 and as modified on September 18, 2001 and again on March 28, 2002 for office space in Austin, Texas (Incorporated herein by reference to exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.6 Form of Consent to Settlement of Claim (Incorporated herein by reference to exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange Commission on August 28, 2001)

10.7          Employment Agreement, dated June 1, 1999, by and between COAD
              Solutions, Inc. and Richard Carter (Incorporated herein by reference to exhibit 10.42 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.8 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter (Incorporated herein by reference to exhibit 10.48 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.9          Employment Agreement, dated June 1, 1999, by and between COAD
              Solutions, Inc. and Robert Cohan (Incorporated herein by reference to exhibit 10.43 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
              Commission on April 17, 2002)

10.10 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan (Incorporated herein by reference to exhibit 10.49 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.11         Employment Agreement, dated November 30, 1999, by and between COAD
              Solutions, Inc. and Mark Slosberg (Incorporated herein by reference to exhibit 10.44 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.12 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg (Incorporated herein by reference to exhibit 10.50 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.13         Employment Agreement, dated April 15, 2000, by and between the
              Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.45 to our Annual Report on Form 10-K for the year ended
              December 31, 2001 filed with the Securities and Exchange
              Commission on April 17, 2002)

10.14 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.51 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.15         Employment Agreement, dated February 28, 2000, by and between
              Design Automation Systems, Inc. and Peter Davis (Incorporated herein by reference to exhibit 10.46 to our Annual Report on Form
              10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.16 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis (Incorporated herein by reference to exhibit 10.52 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
              the Securities and Exchange Commission on April 30, 2002)

10.17         Employment Agreement, dated April 16, 2002, by and between the
              Company and Peter B. Covert (Incorporated herein by reference to exhibit 10.47 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.18         Employment Agreement, dated June 17, 2002 by and between the
              Company and Robert A. Jensen (Incorporated herein by reference to exhibit 10.21 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
              Commission on November 14, 2002)

10.19         Form of Indemnification Agreement, by and between the Company and each of its directors (Eric Loeffel, Richard Carter, Mark
              McManigal, Panna Sharma and John A. Svahn) and by and between the
              Company and each of its executive officers (Robert A Jensen, Sam
              DiPaola, Peter Covert, Peter Davis, Mark Slosberg and Robert
              Cohan) (Incorporated herein by reference to exhibit 10.57 to our
              Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 14,
              2002)

10.20 EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on
              June 17, 2002)

10.21 EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

10.22(#) Loan and Security Agreement, dated November 6, 2002, by and between the Company and Silicon Valley Bank

10.23(#) Loan Modification Agreement, dated January 9, 2003, by and between the Company and Silicon Valley Bank

10.24(#)      Warrant Agreement issued by the Company to Edgewater on January 8,
              2003 for Edgewater Guarantee of Additional Bank Debt from Silicon
              Valley Bank

10.25(#)      Consultant Agreement, dated January 10, 2003, by and between the
              Company and Eric Loeffel

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