Form 10QSB
period 2003-03-31
EPICEDGE INC
filed 2003-05-15
CIK 313041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

      The number of shares of common stock of the Registrant outstanding at
                          May 12, 2003 was 18,200,333.

    Transitional Small Business Disclosure Format (Check one): Yes | | No |X|

                                 EPICEDGE, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED March 31, 2003

                                                                        Page No.
                                                                        --------
   PART I    FINANCIAL INFORMATION

   Item 1.   Condensed Financial Statements
             Condensed Balance Sheets                                          3
             Condensed Statements of Operations                                4
             Condensed Statements of Cash Flows                                5
             Notes to Condensed Financial Statements                           6

   Item 2.   Management's Discussion and Analysis or Plan of Operation        11

   Item 3.   Controls and Procedures                                          25

   PART II   OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K                                 25

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

                                 EPICEDGE, INC.
                            CONDENSED BALANCE SHEETS

                                                                             MARCH 31,     DECEMBER 31,
                                                                               2003            2002
                                                                           ------------    ------------
ASSETS                                                                      (UNAUDITED)

CURRENT ASSETS:
   Cash and cash equivalents ...........................................   $     15,000    $     24,000
   Trade receivables, net of allowance for doubtful accounts of $193,000
     and $197,000, respectively ........................................      1,868,000       2,393,000
   Contracts in progress ...............................................        493,000         411,000
   Prepaid insurance ...................................................        206,000         264,000
   Other prepaid expenses and current assets ...........................        107,000         128,000
                                                                           ------------    ------------
        Total current assets ...........................................      2,689,000       3,220,000

PROPERTY AND EQUIPMENT-- Net ...........................................        274,000         458,000

GOODWILL-- Net .........................................................        460,000         460,000

DEPOSITS AND OTHER ASSETS ..............................................        125,000         127,000
                                                                           ------------    ------------

TOTAL ..................................................................   $  3,548,000    $  4,265,000
                                                                           ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Revolving line of credit and term note ..............................   $  1,046,000    $    633,000
   Convertible notes payable to stockholders-- current portion .........             --         221,000
   Accounts payable ....................................................        664,000         682,000
   Accrued expenses and other current liabilities ......................      1,651,000       1,714,000
                                                                           ------------    ------------

        Total current liabilities ......................................      3,361,000       3,250,000

LONG TERM LIABILITIES:

   Convertible notes payable to stockholders-- less current portion ....      2,958,000       2,958,000
   Long term notes payable .............................................        402,000         443,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Convertible preferred stock, par value $.01; 30,000,000 shares authorized; 12,868,932 total shares issued and outstanding -
     9,695,481 Series A shares and 3,173,451 Series B shares                  9,301,000       9,301,000
   Common stock, par value $.01; 100,000,000 shares authorized;
     28,170,433 shares issued and 18,200,333 shares outstanding at March
     31, 2003 and December 31, 2002 ....................................        282,000         282,000
   Common stock warrants ...............................................      5,670,000       5,670,000
   Additional paid-in capital ..........................................     77,299,000      77,299,000
   Treasury stock, at cost, 9,970,100 shares at March 31, 2003 and
     December 31, 2002 .................................................     (3,171,000)     (3,171,000)
   Accumulated deficit .................................................    (92,554,000)    (91,767,000)
                                                                           ------------    ------------

        Total stockholders' deficiency .................................     (3,173,000)     (2,386,000)
                                                                           ------------    ------------

TOTAL ..................................................................   $  3,548,000    $  4,265,000
                                                                           ============    ============

                  See notes to condensed financial statements.

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          THREE MONTHS ENDED MARCH 31,
                                                         ----------------------------
                                                             2003            2002
                                                         ------------    ------------
      PROFESSIONAL SERVICES REVENUES .................   $  3,879,000    $  3,427,000

      COST OF REVENUES ...............................      2,982,000       2,269,000
                                                         ------------    ------------

      GROSS PROFIT ...................................        897,000       1,158,000

      OPERATING EXPENSES:
         Compensation and benefits ...................        733,000         669,000
         Selling, general and administrative .........        678,000         616,000
         Depreciation and amortization ...............        197,000         270,000
                                                         ------------    ------------
           Total operating expenses ..................      1,608,000       1,555,000
                                                         ------------    ------------

      OPERATING LOSS .................................       (711,000)       (397,000)

      OTHER INCOME (EXPENSE):
         Interest expense ............................        (75,000)       (246,000)
         Other .......................................         (1,000)          1,000
                                                         ------------    ------------
              Total other expense ....................        (76,000)       (245,000)
                                                         ------------    ------------

      NET LOSS .......................................   $   (787,000)   $   (642,000)
                                                         ============    ============

      NET LOSS PER SHARE - Basic and diluted .........   $      (0.04)   $      (0.04)
                                                         ============    ============

      WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE
         COMPUTATIONS  - Basic and diluted ...........     18,200,333      18,200,336
                                                         ============    ============

                  See notes to condensed financial statements.

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                ------------------------
                                                                   2003         2002
                                                                -----------    ---------
      OPERATING ACTIVITIES:
         Loss from continuing operations ....................   $  (787,000)   $(642,000)
         Non-cash items in net loss:
           Depreciation and amortization ....................       198,000      270,000
           Gain on debt restructuring .......................            --      (27,000)
         Changes in operating assets and liabilities:
           Accounts receivable, net .........................       525,000      731,000
           Prepaid and other assets .........................            --     (646,000)
           Accounts payable .................................       (60,000)    (399,000)
           Accrued expenses and other liabilities ...........       (63,000)     224,000
                                                                -----------    ---------

         Net cash used in operating activities ..............      (187,000)    (489,000)
                                                                -----------    ---------

      INVESTING ACTIVITIES:
         Purchase of property and equipment .................       (14,000)     (11,000)
                                                                -----------    ---------

         Net cash used in investing activities ..............       (14,000)     (11,000)
                                                                -----------    ---------

      FINANCING ACTIVITIES:
         Proceeds from issuance of convertible debt .........            --      860,000
         Proceeds from revolving line of credit and term note     2,817,000           --
         Repayment of debt ..................................    (2,625,000)    (198,000)
                                                                -----------    ---------

           Net cash provided by financing activities ........       192,000      662,000
                                                                -----------    ---------

      INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......        (9,000)     162,000

      CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ........        24,000      256,000
                                                                -----------    ---------

      CASH AND CASH EQUIVALENTS, END OF PERIOD ..............   $    15,000    $ 418,000
                                                                ===========    =========

                  See notes to condensed financial statements.

                                 EPICEDGE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.    CONVERTIBLE DEBT

      Convertible notes payable to stockholders consist of the following:


                                                                              MARCH 31,   DECEMBER 31,
                                                                             ----------   -----------
                                                                               2003          2002
                                                                             ----------   -----------
      "New Substitute Note", due January 2006, convertible into Series B-1   $2,000,000   $ 2,000,000
         preferred stock
      "Amended November Convertible Notes", due December 2004                   958,000       958,000
      "December Convertible Notes", due January 2003                                 --       221,000
                                                                             ----------   -----------
                                                                              2,958,000     3,179,000
           Less current portion                                                      --      (221,000)
                                                                             ----------   -----------
           Long-term portion                                                 $2,958,000   $ 2,958,000
                                                                             ==========   ===========

            Convertible notes payable are classified as current or long-term based on the contractual maturities as amended on April 16, 2002 and April 4, 2003.

      June Convertible Notes

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

      The additional $2,000,000 of the June Convertible Notes could be converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, the Company entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of $2,000,000, plus accrued interest, into shares of the Company's Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). In March 2003, the Company reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 pursuant to the B-1 Note Agreement.

      New Substitute Note

      On April 4, 2003, in lieu of entering into the B-1 Note Agreement, the Company issued Edgewater a new Substitute Secured Convertible Promissory Note (the "New Substitute Note") for a principal amount of $2,000,000 in substitution for the Note Agreement held by Edgewater. Additionally, in connection with certain loans and other financial accommodations provided by Edgewater, the Company issued Edgewater a warrant to purchase 1,333,333 shares of Series B-1 Preferred Stock for an exercise price of $0.01 per share and a warrant to purchase 200,000 shares of Series B-1 Preferred Stock for an exercise price of $0.01 per share. The value of these warrants will be accounted for as debt discount when issued. The New Substitute Note has a maturity date of January 31, 2006, a new lower interest rate of 4% per annum and allows Edgewater to convert at its option the aggregate principal amount plus any accrued interest into Series B-1 Preferred Stock at any time up to the maturity date. The New Substitute Note is secured, until converted, by all investments, accounts receivable, inventory and property, subject only to a first lien and has demand registration rights. According to a covenant in the New Substitute Note, the Company may not redeem or repurchase any shares of company capital stock other than pursuant to equity incentive agreements with employees and service providers.

      July Convertible Notes

      Also, on April 16, 2002, the terms of $5,000,000 July Convertible Notes with Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E. Fund, L.P. were renegotiated. On November 11, 2002, under the new terms of the July Convertible Notes, the principal of $5,000,000 and accrued but unpaid interest of $1,114,000 was converted into Series A Preferred Stock.

      November Convertible Notes

      In conjunction with and as part of the conditions prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Notes be renegotiated. On April 16, 2002, the Company renegotiated the November Convertible Notes, as amended, ($958,000 at March 31, 2003) such that the November Convertible Notes bear annual interest at the rate of 8%, are convertible at the lender's option into the Company's common stock at $.25 per share and mature on December 1, 2004. In addition, the June Convertible Notes required that the 2,000,000 warrants that were issued along with the November Convertible Notes be relinquished and that the Company enter into a share return agreement with three stockholders, one of whom is the former Chairman, a major stockholder, and the holder of the November Convertible Notes, for the return of a total of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.

      December Convertible Notes

      Additionally, on April 16, 2002, the terms of the $1,000,000 December Convertible Note with Fleck T.I.M.E. was renegotiated and 2,000,000 of the warrants issued along with the December Convertible Notes were relinquished. Also, Fleck T.I.M.E. waived any defaults or events of default under their December Convertible Notes. On November 11, 2002, under the new terms of the Fleck T.I.M.E. December Convertible Note, the principal of $1,000,000 and accrued but unpaid interest of $158,000 was converted to Series A Preferred Stock.

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

      Conversion of Debt to Preferred Stock

      As discussed above, on November 11, 2002, in accordance with the Note Agreement, certain convertible notes were converted into 9,696,000 shares of Series A Preferred Stock and 3,173,000 shares of Series B Preferred Stock. The effect of the debt conversion was an issuance of additional preferred stock of $9,301,000 as a result of the following:

            a) the conversion of current debt of $8,150,000 to preferred equity,

            b) the conversion of accrued and unpaid interest on the converted debt of $1,502,000, and

            c) a reduction for legal and professional fees of $351,000 relating to the Note Agreement.

      The following table summarizes the convertible notes payable at March 31, 2003 and the pro-forma equivalent of both the convertible preferred stock, issuable under the New Substitute Note, and the potential additional common stock outstanding that would result from the conversion of the convertible notes:

                                                                   Pro-forma Equivalent Shares
                                                                   ---------------------------
                                                                    Potential    As-Converted
                                                                    Preferred   Common Shares
                                               March 31, 2003       Shares (1)       (1)
                                               --------------      -----------  -------------
      "New Substitute Note" due January 2006,    $2,000,000          2,750,000     8,250,000
      convertible to Series B-1 convertible
      preferred stock (2)
      "Amended November Convertible Notes" due
      December 2004 (3)                             958,000                 --     3,832,000
                                                 ----------        -----------   -----------
                                                 $2,958,000          2,750,000   $12,082,000
                                                 ==========        ===========   ===========

      (1) Includes the shares related to the accrued and unpaid interest on these notes through March 31, 2003.

      (2) This note is convertible into shares of the Company's Series B-1 Preferred Stock at the option of the holder. The Series B-1 Preferred Stock has the following terms in summary: a stated value of $0.75 and a conversion rate equal to one share of common stock for each $.25 of stated value.

      (3) This note is convertible into shares of the Company's common stock at the option of the holder at $.25 per share.

3.    EARNINGS (LOSS) PER SHARE

      Earnings (loss) per basic share is calculated by dividing net income
      (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options, warrants, and convertible notes were excluded from the calculation of the loss per share because the effect would have been anti-dilutive. The anti-dilutive effects excluded from net loss per share computation at March 31 were as follows:

                                                    Three months ended
                                                         March 31,
                                                -------------------------
                                                    2003          2002
                                                -----------    ----------
      Common stock options:
          Beginning of period                    11,698,474     1,891,282
          Granted (expired) during the period      (941,122)    1,481,818
                                                -----------    ----------
          End of period                          10,757,352     3,373,100
      Common stock warrants                       2,021,700     4,021,700
      Convertible preferred stock                19,215,837            --
      Convertible notes payable (1)              12,082,000    21,974,759
                                                -----------    ----------
      Total                                      44,076,889    29,369,559
                                                ===========    ==========

      (1) includes shares related to the accrued and unpaid interest on these notes through March 31 which amounts are convertible into common shares.

4.    PRO FORMA STOCK-BASED COMPENSATION

      The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation cost was recognized for the Company's stock option plans only when the options were granted to employees at an exercise price that was below the fair value of the stock on the grant date. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at the estimated fair value of the options at the grant date, but allows disclosure as an alternative. The pro forma disclosure as if the Company had adopted the cost recognition requirements under SFAS No. 123 for options granted to employees in the first quarter of 2003 and 2002 is presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                              FOR THE THREE MONTHS ENDED
                                                        MARCH 31,
                                              --------------------------
                                                  2003             2002
                                              -----------    -----------
            Net Loss:
               As reported                    $  (787,000)   $  (642,000)

               Pro forma                      $(1,056,000)   $(1,237,000)

            Per share -- basic and diluted:
               As reported                    $     (0.04)   $     (0.04)

               Pro forma                      $     (0.06)   $     (0.07)

      In the pro forma calculations, the weighted average fair value of options granted to employees during the first quarter of 2003 and 2002 was estimated at $0.08 and $0.20 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the American Stock Exchange for the period from April 2000 through March 12, 2003 and the Pink Sheets for the period from March 13, 2003 through March 31, 2003, which market price volatility averaged 188% and 146% for the first quarter of 2003 and 2002, respectively; (ii) expected dividend yield of 0%; (iii) expected option term of three years; and (iv) risk-free interest rate of 3.1% and 4.0% for the first quarter of 2003 and 2002, respectively.

5.    OTHER NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," which rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." The Statement also rescinds FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." The Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The Company adopted SFAS No. 145 as of January 1, 2003 and has reclassified certain extraordinary items upon adoption of this statement.

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation --Transition and Disclosure," an amendment of FASB Statement No. 123, which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Certain disclosure requirements under SFAS No. 148 became effective for the Company beginning December 15, 2002 and the Company has complied with those requirements. The remaining disclosure requirements under SFAS No. 148 became effective for the Company in the first quarter of 2003 and the Company has complied with those requirements as well.

6.    LEGAL PROCEEDINGS

      From time to time, the Company may be involved in litigation relating to claims arising out of the ordinary course of business. The Company is not currently a party to any material litigation, except for the legal matter currently pending as described below.

            SEC Investigation. The Company has been notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in its securities and the securities of other companies during the period between 1999 and 2000, and (2) certain of the Company's actions during that same period. The Company intends to fully cooperate with the SEC to the extent it requests information. As a result of the investigation, the Company could become subject to an order enjoining it from unlawful conduct and incur civil monetary penalties. Such penalties could have a material adverse effect on the Company's operations or financial condition.

      While the outcome of this investigation and other legal matters cannot be predicted with certainty, the Company believes that they will not have a material adverse effect on the Company's financial statements. However, an unfavorable outcome could have a material adverse effect. In addition, any failure in a client's system could result in a claim against the Company for substantial damages, regardless of the Company's responsibility for such failure. The Company cannot guarantee that the limitations of liability set forth in the Company's service contracts will be enforceable or will otherwise protect the Company from liability for damages. The successful assertion of one or more claims against the Company that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect the Company's business.

7.    SUBSEQUENT EVENTS

      On April 4, 2003, in lieu of entering into the B-1 Note Agreement, the Company issued Edgewater a New Substitute Note for a principal amount of $2,000,000 in substitution for the Note Agreement held by Edgewater as discussed in Note 2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

      The following analysis of the results of operations and financial condition of the Company should be read in conjunction with the condensed financial statements, including the notes thereto, contained elsewhere in this Form 10-QSB.

      This discussion contains forward-looking statements reflecting management's current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward looking statements include statements regarding future operating results, liquidity, capital expenditures, numbers of personnel, strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as "plan," "estimate," "expect," "intend," "believe," "should," "would," "could," "anticipate" or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements due to risks and uncertainties associated with our business. These risks are described throughout this Form 10-QSB, which you should read carefully and in conjunction with our other filings with the SEC. We would particularly refer you to the section of this Form 10-QSB under the heading "Risk Factors" for an extended discussion of the risks confronting our business. The forward-looking statements in this Form 10-QSB should be considered in the context of these risk factors.

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

            Revenue Recognition - We engage in the business of providing consulting services to assist state and local government agencies, as well as commercial enterprises, meet their business goals through implementation and support of client/server and Internet-enabled PeopleSoft applications, custom Web application development, and strategic consulting. We deliver successful IT project-based services by combining the elements of market-leading products, highly skilled technical personnel, and proven project methodologies. Our business technology solutions are designed to help clients maximize their return on investment and lower their total cost of ownership of their software.

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

            Concentration of Credit Risk -- Our financial instruments that are exposed to concentrations of credit risk consist of trade receivables. Concentrations of credit risk with respect to receivables are a result of a limited number of customers and their significant percentage of accounts receivable. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Five customers account for approximately 98% of total accounts receivable as of March 31, 2003. At December 31, 2002, four customers accounted for approximately 64% of total accounts receivable. No other single customer represents greater than 10% of total accounts receivable as of March 31, 2003 or as of December 31, 2002.

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

            Goodwill -- Goodwill represents the unamortized excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for us on January 1, 2002. Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company assessed the carrying value of its goodwill of $460,000 in the first quarter of 2003. No impairment was required at March 31, 2003.

            Valuation Allowance for Deferred Tax Assets -- Deferred income taxes are recorded, in accordance with Statement of Financial Accounting Standards No. 109 (SFAS 109), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues of operations data for the period indicated:

                                                    FOR THE THREE MONTHS
                                                       ENDED MARCH 31,
                                                    --------------------
                                                      2003       2002
                                                     ------     ------
            PROFESSIONAL SERVICES REVENUES .......    100.0%     100.0%

            COST OF REVENUES .....................     76.9       66.2
                                                     ------     ------

            GROSS PROFIT .........................     23.1       33.8

            OPERATING EXPENSES:
               Compensation and benefits .........     18.9       19.5
               Selling, general and administrative     17.4       18.0
               Depreciation and amortization .....      5.1        7.9
                                                     ------     ------
                 Total operating expenses ........     41.4       45.4
                                                     ------     ------

            OPERATING LOSS .......................    (18.3)     (11.6)

            OTHER INCOME (EXPENSE):
               Interest expense ..................     (1.9)      (7.2)
               Other .............................     (0.1)       0.1
                                                     ------     ------

                    Total other expense ..........     (2.0)      (7.1)
                                                     ------     ------

            NET LOSS .............................    (20.3)%    (18.7)%
                                                     ======     ======

REVENUES

For the three months ended March 31, 2003, as compared to the three months ended March 31, 2002, total revenues increased $452,000 or 13.2%, to $3,879,000 from $3,427,000. The increase in revenues is due primarily to the addition of projects with state and local agencies. Four customers represented 65% of total revenues in the three months ended March 31, 2003 and two customers represented 62% of total revenues in the three months ended March 31, 2002. No other single customer represented 10% or more of revenues for the three months ended March 31, 2003 and 2002.

GROSS PROFIT

Gross profit decreased $261,000 or 22.5% to $897,000 from $1,158,000 for the three months ended March 31, 2003 and 2002, respectively. The gross profit as a percentage of revenues decreased 10.7% to 23.1% from 33.8% for the three months ended March 31, 2003 and 2002, respectively. The decrease is a result of decreased utilization of billable staff. To better align costs with revenues, we had an approximate 35% reduction in workforce of our billable staff during March and April of 2003.

OPERATING EXPENSES

Compensation and Benefits -- Compensation and benefit expenses increased $64,000 or 9.6% to $733,000 from $669,000 for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily due to an increase in our unemployment taxes. However, compensation and benefit expenses decreased as a percent of revenues to 18.9% from 19.5% of revenues in the respective periods. The decrease in compensation and benefit expenses as a percent of revenues is a result of our plan, implemented in August 2002, to reduce annual cost by $1 million, which included an 8% reduction of our workforce at that time. Due to the nature and timing of the execution of the plan, the associated cost reductions began to be fully realized in the first quarter of 2003. We anticipate further decreases in compensation and benefit expenses as a few additional full-time non-billable positions were eliminated during the first quarter of 2003 with the associated cost reductions to begin to be fully realized in the third quarter of 2003.

Selling, General and Administrative -- Selling, general and administrative expenses (SG&A) increased $62,000 or 10.1% to $678,000 from $616,000 for the three months ended March 31, 2003 and 2002, respectively. SG&A expenses decreased 0.6% as a percent of revenues to 17.4% from 18.0% of revenues in the respective periods. The increase in SG&A expenses is due primarily to increases in legal expenses and insurance costs offset slightly by the decrease in facilities as a result of closing several offices in 2002.

INTEREST EXPENSE

Interest expense decreased $171,000 or 69.5% to $75,000 from $246,000 for the three months ended March 31, 2003 and 2002, respectively. Interest expense decreased 5.3% as a percent of revenues to 1.9% from 7.2% of revenues in the respective periods. The decrease in interest expense is a result of the debt conversion (see "Liquidity and Capital Resources"), which occurred on November 11, 2002, as the majority of debt that generated the interest expense was converted into equity.

LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2003, our primary sources of liquidity were cash and cash equivalents of $15,000, net accounts receivable of $1,868,000, and our available line of credit of $525,000.

      As of December 31, 2002, our primary sources of liquidity were cash and cash equivalents of $24,000, net accounts receivable of $2,393,000, and our available line of credit of $735,000.

      Our contractual cash obligations at March 31, 2003, are as follows:

                                                                    PAYMENTS DUE BY PERIOD
                                                              LESS THAN                                  AFTER 5
CONTRACTUAL OBLIGATIONS                          TOTAL          1 YEAR      1-3 YEARS       4-5 YEARS     YEARS
                                              ----------      ----------   ----------      ----------   ----------
            Revolving line of credit and
               term note                      $1,046,000      $1,046,000           --              --           --
            Convertible debt                   2,958,000(1)           --   $2,958,000(1)           --           --
            Long term notes payable              402,000              --      402,000              --           --
            Operating Leases                   1,407,000         560,000      847,000              --           --
                                              ----------      ----------   ----------      ----------   ----------

                                      Total   $5,813,000      $1,606,000   $4,207,000              --           --
                                              ==========      ==========   ==========      ==========   ==========

----------
(1) As more fully described above and in the notes to the audited financial statements, the maturity of these obligations may not require all cash. Convertible notes payable are classified as current or long-term based on the contractual maturities as amended in April 2002 and March 2003. The convertible notes of $2,000,000 are expected to be converted into Series B-1 preferred stock and $958,000 may require cash payments over the next 2 years if not converted into common stock at the note holder's option. However, we cannot ensure that all of the notes will be converted which would adversely affect our financial condition.

      Net cash used in operating activities was $187,000 and $489,000 for the three months ended March 31, 2003 and 2002, respectively. The difference was primarily due to a decrease in non-cash items for prepaid expenses and accounts payable.

      Net cash used in investing activities was $14,000 and $11,000 for the three months ended March 31, 2003 and 2002, respectively.

      Net cash provided by financing activities was $192,000 and $662,000 for the three months ended March 31, 2003 and 2002, respectively. The difference was primarily a result of the $860,000 of proceeds from the issuance of convertible debt during the first quarter of 2002.

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

      In June 2001, we began negotiations with certain existing stockholders and convertible debt holders for additional funding to provide the ability to execute on the unsecured creditor payment plan, pay or renegotiate legacy expenses, and provide working capital. Although the final documents were not executed until April 2002, we had received $1,050,000 as of December 31, 2001 as interim bridge financing in the form of convertible promissory notes (the "June 2001 Convertible Notes"). We received additional funding under the June 2001 Convertible Notes of $3,100,000 during 2002. On April 16, 2002, the terms were finalized on these convertible notes and approval was obtained at the 2002 Annual Meeting held in July 2002 (the "2002 Annual Meeting"). Until converted, these June 2001 Convertible Notes were for a term of one year and were due April 2003, and have a stated interest rate of 8%.

      On April 16, 2002, we entered into a Note and Preferred Stock Purchase Agreement with Edgewater, Fleck T.I.M.E., DeJoria and Loche (the "Note Agreement"), whereby the holders of the July 2000 Convertible Notes and $1,000,000 of the December 2000 Convertible Notes agreed to convert the outstanding principal balance of such notes and accrued interest into shares of the our Series A Convertible Preferred Stock (the "Series A Preferred Stock") at the Equity Closing (as defined in the Note Agreement). However, the holder of the remaining $500,000 of the December 2000 Convertible Notes demanded payment. On April 16, 2002, we negotiated with this individual to repay this note over an installment period. As noted above, we paid $300,000 on the remaining December 2000 Convertible Notes in April 2002. The balance plus accrued interest was due and was paid in January 2003.

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

      The remaining $2,000,000 of the June 2001 Convertible Notes could be converted into Series B Preferred Stock at the sole election of the holder, Edgewater. However, in November 2002, we entered into a Term Sheet with intentions of entering into a Series B-1 Note and Preferred Stock Purchase Agreement (the "B-1 Note Agreement") with Edgewater whereby Edgewater will have the option to convert the entire outstanding principal balance of $2,000,000, plus accrued interest into shares of our Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred Stock"). In March 2003, we reached an agreement on the $2,000,000 outstanding balance of the June Convertible Notes to extend the due date to January 31, 2006 pursuant to a term sheet for the B-1 Note Agreement.

      On April 4, 2003, in lieu of entering into the B-1 Note Agreement, we issued Edgewater a new Substitute Secured Convertible Promissory Note for $2,000,000 (the "New Substitute Note") in substitution for the Note Agreement. The New Substitute Note has a maturity date of January 31, 2006, a new lower interest rate of 4% per annum and allows Edgewater to convert at its option the aggregate principal amount plus any accrued interest into Series B-1 Preferred Stock at any time up to the maturity date. We issued Edgewater a warrant to purchase up to 1,333,333 shares of Series B-1 Preferred Stock at an exercise price of $.01 per share.

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

      The Series B-1 Preferred Stock has the following terms: a conversion rate equal to one share of common stock for each $.25 of stated value or a liquidation preference such that in the event of any liquidation, dissolution or winding up of EpicEdge, the holders thereof shall be entitled to receive, at their option, either: (a) senior to the holders of the Series A Preferred Stock and Series B Preferred Stock and in preference to common stock, an amount equal to 3.5 times the original Series B-1 Preferred Stock purchase price per share (the "Series B-1 Preference") and a ratable share of the distribution of assets and property with the holders of Common Stock at a conversion price of $0.75 per share, or (b) a ratable share of the distribution of assets and property with the holders of common stock, participating on an as converted basis at $0.25 per share. The Series B-1 Preferred Stock has a stated value of $.75. The holders of the Series B-1 Preferred Stock have the right to convert shares of Series B-1 Preferred Stock, at the option of each holder thereof, at any time, into shares of common stock at a conversion price equal to one share of common stock for each $0.25 of stated value if the holders of the Series B-1 Preferred Stock elect not to take the Series B-1 Preference. If the holders of the Series B-1 Preferred Stock take the Series B-1 Preference, the conversion price will be $0.75 per share. The total number of shares of common stock into which such shares may be converted initially will be determined by dividing the aggregate original Series B-1 Preferred Stock purchase price of $.75 plus accrued interest, by the conversion price. The initial conversion price for the Series B-1 Stock will be $0.25 or $0.75 (if the holders of the Series B-1 Stock take the Series B-1 Preference), as the case may be. A merger or sale of capital stock in which our shareholders do not own a majority of the outstanding shares of the surviving corporation or sale of all or substantially all of our assets shall be deemed to be a liquidation.

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

      Also, on November 6, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), whereby SVB agreed to loan us up to $1,400,000. This facility includes a $1 million revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements as well as a $400,000 term note. At the closing of the loan, we used $400,000 from the term note facility to extinguish the $856,000 balance and cure our secured loan from GE Access that was in default since it was due on October 16, 2002. As of March 31, 2003, we have borrowed $775,000 under the SVB line of credit, and have $525,000 of borrowing ability remaining. Of the $1,400,000 credit facility with SVB, $1,000,000 was guaranteed by Edgewater. The SVB debt is secured by all of our assets. The line of credit is priced at prime plus 1% on a fully-floating basis and matures in twelve months. The advance rate on the line is determined by the defined borrowing base, which is 80% of eligible accounts receivable. The term loan is priced at 10% on a fixed-rate basis. The term loan is fully amortizing and also matures in one year.

      On January 9, 2003, we entered into a Loan Modification Agreement with SVB which amended the November 6, 2002 Loan and Security Agreement and temporarily increased the line of credit extended from $1,000,000 to $1,300,000 until July 31, 2003 at which time the line will be reduced to $1,000,000 for the remaining term of the agreement. Edgewater agreed to guarantee the amount to which the line of credit exceeds $1,000,000 on July 31, 2003, up to a maximum of $300,000. On April 4, 2003, we issued Edgewater a warrant to purchase 200,000 shares of our Series B-1 Preferred Stock at an exercise price of $0.01 per share in consideration for Edgewater entering into the Guarantee.

      At March 31, 2003, we had a working capital deficit of $672,000, as compared to a deficit of $9.3 million at March 31, 2002. Management expects that our current available funds, funds provided from operations, and the available funds under our line of credit and term loan facility with SVB will be sufficient to satisfy our cash requirements through the end of 2003 based on our current projections. Our current projections include a plan to reduce headcount and expenses to better align us for profitability. We believe that our success in satisfying our cash requirements in 2003 will depend upon, among other factors, successfully executing on our current operating plan and successfully extending our line of credit facility, which expires in November 2003.

                                  RISK FACTORS

The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-QSB or presented elsewhere by management from time to time.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE.

      Management expects that our current available funds, funds provided from operations, and the available funds under our line of credit and term loan facility with SVB will be sufficient to satisfy our cash requirements through the end of 2003 based on our current projections. Our current projections include a plan to reduce headcount and expenses to better align us for profitability. We believe that our success in satisfying our cash requirements in 2003 will depend upon, among other factors, successfully executing on our current operating plan and successfully extending our line of credit facility, which expires in November 2003.

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

WE MAY REPORT AN OPERATING LOSS IN 2003 AND MAY NOT ACHIEVE OR SUSTAIN FUTURE PROFITABILITY.

      Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous four fiscal years. Although our revenues have generally been increasing since the third quarter of fiscal 2000 and this trend has continued through most of 2002, it is possible that we may continue to incur operating losses, and that our revenues may decline for 2003. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan and continued cost cutting measures do not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to maintain the historical increase in our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not be able to sustain it.

WE DEPEND ON GOVERNMENT AGENCIES FOR A MAJORITY OF OUR REVENUES AND THE LOSS OR DECLINE OF EXISTING OR FUTURE GOVERNMENT AGENCY FUNDING WOULD ADVERSELY AFFECT OUR REVENUES AND CASH FLOWS.

      For the three months ended March 31, 2003, approximately 89% of our revenues were either directly or indirectly, as a subcontractor, derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows. See Risk Factor entitled "We depend heavily on our principal clients" below.

WE DEPEND HEAVILY ON OUR PRINCIPAL CLIENTS.

      We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. Four customers represented 65% of total revenues in the three months ended March 31, 2003 and two customers represented 62% of total revenues in the three months ended March 31, 2002. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

      The State of Texas is a significant client. We have executed contracts with several agencies of that state for which we are performing services. During the three months ended March 31, 2003, approximately 63% of our revenue was derived from Texas agencies. These contracts, for the most part, are multi-year and run through 2005. However, many of the contracts are terminable by our clients following limited notice and without significant penalties. Northrop Grumman has also been a significant client. We had a subcontract with that organization which represented approximately 19% of our revenues for the three months ended March 31, 2003. This contract terminated on March 15, 2003. Due to anticipated government budget shortfalls, many government clients may terminate or sharply reduce the scope of work performed under our contracts with them.

DUE TO THE LIQUIDATION PREFERENCES OF OUR OUTSTANDING PREFERRED STOCK, THE HOLDERS OF SUCH PREFERRED STOCK MAY BE ENTITLED TO RECEIVE ALL OR SUBSTANTIALLY ALL OF THE PROCEEDS FROM ANY SALE OF THE COMPANY THAT RESULTS IN A LIQUIDATION EVENT UNDER THE TERMS OF THE PREFERRED STOCK.

      According to the terms of our currently outstanding shares of Series A and Series B Preferred Stock and the Series B-1 Preferred Stock issuable upon conversion of the New Substitute Note or the warrants for Series B-1 Preferred Stock, any merger or sale of capital stock in which our shareholders prior to such action do not own a majority of the outstanding shares of the surviving corporation or any sale of all or substantially all of our assets shall be deemed to be a liquidation event. Upon a liquidation event, the holders of the Series A and Series B Preferred Stock have a right to receive 2.75 times the original purchase price of such preferred stock in the event such liquidation event occurs on or before April 15, 2004. After such date, these holders will be entitled to a liquidation preference equal to 3 times the original purchase price of such preferred. In addition, the liquidation preference of the Series B-1 Preferred Stock is 3.5 times the original purchase price of the Series B-1 Preferred Stock. As a result, the holders of the 12,868,932 shares of currently outstanding preferred stock and the shares of Series B-1 Preferred Stock currently issuable would be entitled to the first approximately $37.5 million of proceeds from any liquidation event available to be distributed to our shareholders if such liquidation event happens on or before April 15, 2004, or approximately $40.0 million if such event occurs after such date. Lastly, the management participants in our cash Bonus Plan could be entitled to receive certain of the proceeds available for distribution to our shareholders in preference to the holders of both our preferred and common stock. As a result of the liquidation preferences of the preferred stock and the Bonus Plan, certain members of our management and the holders of our preferred stock may be entitled to receive all or substantially all of the proceeds from any sale of the company that results in a liquidation event under the terms of the preferred stock in preference to the holders of our common stock. The existence of such liquidation preferences could materially affect the market price of our common stock.

WE HAVE SIGNIFICANT FIXED OPERATING COSTS AND OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATION.

      A high percentage of our operating expenses, approximately 85%, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, unanticipated variations in the number, or progress toward completion, of our projects or in employee utilization rates may cause significant variations in operating results in any particular quarter and could result in losses for such quarter. An unanticipated termination of a major project, a client's decision not to proceed to the subsequent stage of a project, or the completion during a quarter of several major client projects could require us to maintain underutilized employees and therefore have a material adverse effect on our business, financial condition and results of operations. Our revenues and earnings may also fluctuate from quarter to quarter based on such factors as the contractual terms and degree of completion of such projects, any delays incurred in connection with projects, the accuracy of estimates of resources required to complete ongoing projects, and general economic conditions.

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

      We were notified by the SEC Staff that the SEC is conducting an investigation into (1) the trading activity of certain individuals and entities in our securities and the securities of other companies during the period 1999 and 2000, and (2) certain of our actions during that same period. We intend to fully cooperate with the SEC to the extent it requests information. At this time, management is unable to predict the outcome of this investigation with certainty. We could become subject to an order enjoining us from unlawful conduct and/or incur civil monetary penalties as a result of the investigation. Such penalties could have a material adverse effect on us and our operations or financial condition.

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

OUR COMMON STOCK WAS RECENTLY DELISTED FROM THE AMERICAN STOCK EXCHANGE, (THE "AMEX"), AND IS NOW TRADING OVER THE COUNTER ("OTC"). THE MARKET PRICE OF THE COMMON STOCK COULD DECLINE POTENTIALLY TO ZERO AND YOU COULD LOSE YOUR INVESTMENT.

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

      During February 2003, the AMEX requested a report on our compliance with the plan submitted in June 2002. Based upon this information, the AMEX informed us that it would commence the steps required to delist our common stock. On February 28, 2003, we received a formal notice from the AMEX Staff, indicating that we no longer complied with the AMEX's continued listing standards. We informed the AMEX that we would not appeal and consented to the AMEX's decision to remove the listing of our common stock. We did not comply with Section 1003(a)(i) of the AMEX Company Guide, because our shareholders' equity was less than $2,000,000 and we had losses from continuing operations and/or net losses in two of our three most recent fiscal years. Also, in light of our inability to meet the continued listing requirements of the AMEX, we have elected not to pay portions of the AMEX's applicable listing fees in accordance with Section 1003(f)(iv). We were informed by the AMEX that we did not comply with Section 1003(b)(i)(C), which states that the AMEX will normally consider suspending dealings in, or removing from the list, a security if the aggregate market value of shares publicly held is less than $l,000,000 for more than 90 consecutive days. Finally, under Section 1003(f)(v), our common stock was selling for a substantial period of time at a low share price. On March 12, 2003, the AMEX suspended trading in our common stock and submited an application to the SEC to strike our common stock from listing and registration on the AMEX. The SEC granted approval of the application on March 24, 2003.

      On March 12, 2003, our common stock began trading OTC under the trading symbol "EPED." The OTC has historically been a limited public market providing lower trading volume than the NYSE, AMEX and Nasdaq and no assurance can be given that an active market on the OTC or any other market will develop or that a shareholder ever will be able to liquidate his or her investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Additionally, some investors view low-priced stocks trading OTC as unduly speculative and therefore as not appropriate for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on a NYSE, AMEX or the Nasdaq.

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

WE SOMETIMES ENTER INTO FIXED-PRICE CONTRACTS.

      Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. We recognize revenues when defined milestones are reached. For the three months ended March 31, 2003, approximately 22% of our revenues were from fixed-price, fixed time frame contracts. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we may experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.

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

      Certain shareholders, Edgewater Private Equity Fund III and Fleck T.I.M.E. Fund, LP and affiliates of Fleck, own approximately 68% and 17%, respectively, of the voting power of our common stock. As a result, if these persons act together, they will have the ability to exercise substantial control over our affairs and corporate actions requiring shareholder approval, including the election of directors, a sale of substantially all our assets, a merger with another entity or an amendment our certificate of incorporation. The ownership position of these shareholders could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for shares of our common stock.

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

      As of March 31, 2003, there were approximately 18,200,333 shares of our common stock outstanding. Approximately 10,757,000 shares of common stock are issuable upon exercise of employee and director stock options under our current stock option plans and will become eligible for sale in the public markets at prescribed times in the future. We also have outstanding warrants, which are exercisable into an aggregate of 2,022,000 shares of common stock and an outstanding note convertible into 3,832,000 shares of common stock. Also, the outstanding shares of preferred stock are convertible into an aggregate of 19,215,837 additional shares of our common stock. In addition, 2,750,000 shares of convertible preferred stock are issuable upon conversion of the remaining $2,000,000 principal balance plus interest on the June Convertible Notes issued to Edgewater, and 1,533,333 shares of convertible preferred stock are issuable upon exercise of warrants, all of which could convert into approximately 12,850,000 shares of our common stock. Lastly, the number of shares issuable upon the conversion of each of our series of preferred stock is subject to adjustment upon the occurrence of certain dilutive events, which could result in the issuance of additional shares of common stock.

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-QSB:

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
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

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
            with the Securities and Exchange Commission on March 5, 2001)

   3.1(#)   Second Restated Articles of Incorporation filed with the Texas
            Secretary of State on April 2, 2003

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

   4.13 Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck
            T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

   4.14     Shareholders' Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
            Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
            T.I.M.E. Fund, LP and Fleck Family Partnership II, LP (Incorporated
            herein by reference to exhibit 99.3 to our Current Report on Form
            8-K filed with the Securities and Exchange Commission on October 16,
            2000)

   4.15     Registration Agreement, dated September 29, 2000, by and between the
            Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E.
            Fund, LP (Incorporated herein by reference to exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange
            Commission on October 16, 2000)

   4.16 Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and
            Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit
            4.32 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.17(#) Amendment to Registration Agreement, dated April 4, 2003, by and between the Company, Edgewater

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
            Private Equity Fund III, L.P.

   4.18     Form of Convertible Note issued by the Company to Carl Rose on
            November 1, 2000 for a principal amount of $500,000 and on November
            7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
            Commission on April 17, 2002)

   4.19 Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.20 Form of Amendments to Promissory Notes, dated April 16, 2002, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000
            (Incorporated herein by reference to exhibit 4.39 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.21     Settlement Agreement, dated April 15, 2002, by and between the
            Company, Richard Carter, Sam DiPaola, Carl Rose and Bahram Nour-Omid
            (Incorporated herein by reference to exhibit 4.26 to our Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.22 Form of Warrant issued by the Company to Bahram Nour-Omid for 1,000,000 shares of our Common Stock (Incorporated herein by reference to exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
            Commission on April 17, 2002)

   4.23     Warrant Agreement issued by the Company to Brewer & Pritchard, P.C.
            on May 15, 2001 (Incorporated herein by reference to exhibit 4.12 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.24     Form of Warrant issued by the Company to each of Panna Sharma and
            Eric Loeffel, each for 30,000 shares of our Common Stock, on July
            31, 2001 and to John A. Svahn for 30,000 shares of our Common Stock in November 2001 (Incorporated herein by reference to exhibit 4.11 to our Annual Report on Form 10-K for the year ended December 31,
            2001 filed with the Securities and Exchange Commission on April 17,
            2002)

   4.25     Subordination Agreement, dated February 19, 2002, by and between
            Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a
            GE Access (Incorporated herein by reference to exhibit 4.18 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.26     Security Agreement, dated February 19, 2002, by and between the
            Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.19 to our Annual Report on Form
            10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.27 First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
            (Incorporated herein by reference to exhibit 4.22 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.28 Trademark and License Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III,
            L.P. (Incorporated herein by reference to exhibit 4.20 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.29     First Amendment to Trademark and License Security Agreement, dated
            March 5, 2002, by and between the Company and Edgewater Private
            Equity Fund III, L.P. (Incorporated herein by reference to exhibit
            4.23 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.30 Note and Preferred Stock Purchase Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P.,
            Fleck T.I.M.E. Fund, LP, John Paul DeJoria and Patrick Loche
            (Incorporated herein by reference to exhibit 4.27 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.31 Amendment No. 1 to The Note and Preferred Stock Purchase Agreement, dated April 29, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.32 Amendment No. 2 to The Note and Preferred Stock Purchase Agreement, dated June 14, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.33 Amendment No. 3 to The Note and Preferred Stock Purchase Agreement, dated July 18, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.34 Amendment No. 4 to The Note and Preferred Stock Purchase Agreement, dated July 31, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
            exhibit 10.56 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.35 Amendment No. 5 to The Note and Preferred Stock Purchase Agreement, dated August 21, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
            Commission on November 14, 2002)

   4.36 Amendment No. 6 to The Note and Preferred Stock Purchase Agreement, dated October 22, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
            Commission on November 14, 2002)

   4.37 Amendment No. 7 to The Note and Preferred Stock Purchase Agreement, dated November 1, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.43 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
            Commission on November 14, 2002)

   4.38(#) Amendment No. 8 to The Note and Preferred Stock Purchase Agreement, dated April 4, 2003, by and between the Company and Edgewater
            Private Equity Fund III, L.P.

   4.39(#) Substitute Secured Convertible Promissory Note, dated April 4, 2003 issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $2,000,000

   4.40 Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit
            4.29 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.41 First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.42(#) Second Amendment to Security Agreement, dated April 4, 2003, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other

   4.43     Subordination Agreement, dated April 16, 2002, by and between
            Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a
            GE Access (Incorporated herein by reference to exhibit 4.30 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.44 Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.45     First Amendment to Trademark and License Security Agreement, dated
            April 29, 2002, by and between the Company and Edgewater Private
            Equity Fund III, L.P., on behalf of itself and certain other lenders
            (Incorporated herein by reference to exhibit 4.50 to our Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.46(#)  Second Amendment to Trademark and License Security Agreement, dated
            April 4, 2003, by and between the Company and Edgewater Private
            Equity Fund III, L.P., on behalf of itself and certain other lenders

   4.47     Waiver Letter, dated April 16, 2002, by and between the Company,
            Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties (Incorporated herein by reference to exhibit
            4.33 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.48     Termination Agreement, dated April 16, 2002, by and between the
            Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater Private
            Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
            T.I.M.E. Fund, LP, and Fleck Family Partnership II, LP (Incorporated herein by reference to exhibit 4.34 to our Annual Report on Form
            10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.49     Voting Agreement, dated April 16, 2002, by and between Carl Rose,
            Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul
            DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E.
            Fund, LP (Incorporated herein by reference to exhibit 4.40 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.50 Waiver Letter, dated November 11, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.60 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.51(#) Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 1,333,333 shares of Series B-1 Preferred Stock

   4.52(#) Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 200,000 shares of Series B-1 Preferred Stock

   10.1     Design Automation Systems Incorporated 1999 Stock Option Plan
            (Incorporated herein by reference to exhibit B to our Definitive
            Proxy Statement on Schedule 14C filed with the Securities and Exchange Commission on March 9, 1999)

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------

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

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
   10.20    EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule
            DEF 14A filed with the Securities Exchange Commission on June 17,
            2002)

   10.21 EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

   10.22 Loan and Security Agreement, dated November 6, 2002, by and between the Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange
            Commission on March 31, 2003)

   10.23 Loan Modification Agreement, dated January 9, 2003, by and between the Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange
            Commission on March 31, 2003)

   10.24    Consultant Agreement, dated January 10, 2003, by and between the
            Company and Eric Loeffel (Incorporated herein by reference to exhibit 10.25 to our Annual Report on Form 10-K for the year ended
            December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003)

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

(b)   Reports on Form 8-K

      During the quarter ended March 31, 2003 and subsequently to date, EpicEdge has filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

      - Form 8-K filed on January 3, 2003 announcing the appointment of a new chairman of the board.

      - Form 8-K filed on February 13, 2003 announcing the resignation of the Chief Executive Officer.

      - Form 8-K filed on March 7, 2003 announcing the delisting of common stock from American Stock Exchange.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.


Date:  May 15, 2003            By/s/ Robert A. Jensen
                               -----------------------------
                               Robert A. Jensen
                               Chief Operating Officer/
                               Chief Financial Officer

CERTIFICATIONS

I, Eric Loeffel, Chairman of the Board and Principal Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of EpicEdge, Inc.;

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

Dated: May 15, 2003


/s/ Eric Loeffel
Eric Loeffel
Chairman of the Board

I, Robert A. Jensen, Chief Financial Officer of the registrant, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of EpicEdge, Inc.;

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

Dated: May 15, 2003


/s/ Robert A. Jensen
Robert A. Jensen
COO/CFO/Secretary

                                 EXHIBIT INDEX

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
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

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
            with the Securities and Exchange Commission on March 5, 2001)

   3.1(#)   Second Restated Articles of Incorporation filed with the Texas
            Secretary of State on April 2, 2003

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

   4.13 Stock Purchase Agreement, dated September 29, 2000, by and between the Company, Edgewater Private Equity Fund III, L.P. and Fleck
            T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit 99.2 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 16, 2000)

   4.14     Shareholders' Agreement, dated September 29, 2000, by and between the Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater
            Private Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
            T.I.M.E. Fund, LP and Fleck Family Partnership II, LP (Incorporated
            herein by reference to exhibit 99.3 to our Current Report on Form
            8-K filed with the Securities and Exchange Commission on October 16,
            2000)

   4.15     Registration Agreement, dated September 29, 2000, by and between the
            Company, Edgewater Private Equity Fund III, L.P. and Fleck T.I.M.E.
            Fund, LP (Incorporated herein by reference to exhibit 99.4 to our Current Report on Form 8-K filed with the Securities and Exchange
            Commission on October 16, 2000)

   4.16 Amendment to Registration Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P. and
            Fleck T.I.M.E. Fund, LP (Incorporated herein by reference to exhibit
            4.32 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.17(#) Amendment to Registration Agreement, dated April 4, 2003, by and between the Company, Edgewater

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
            Private Equity Fund III, L.P.

   4.18     Form of Convertible Note issued by the Company to Carl Rose on
            November 1, 2000 for a principal amount of $500,000 and on November
            7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.13 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
            Commission on April 17, 2002)

   4.19 Form of Amendments to Convertible Notes, dated August 31, 2001, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000 (Incorporated herein by reference to exhibit 4.14 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.20 Form of Amendments to Promissory Notes, dated April 16, 2002, by and between the Company and Carl Rose, amending the notes issued by the Company to Carl Rose on November 1, 2000 for a principal amount of $500,000 and on November 7, 2000 for a principal amount of $400,000
            (Incorporated herein by reference to exhibit 4.39 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.21     Settlement Agreement, dated April 15, 2002, by and between the
            Company, Richard Carter, Sam DiPaola, Carl Rose and Bahram Nour-Omid
            (Incorporated herein by reference to exhibit 4.26 to our Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.22 Form of Warrant issued by the Company to Bahram Nour-Omid for 1,000,000 shares of our Common Stock (Incorporated herein by reference to exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
            Commission on April 17, 2002)

   4.23     Warrant Agreement issued by the Company to Brewer & Pritchard, P.C.
            on May 15, 2001 (Incorporated herein by reference to exhibit 4.12 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.24     Form of Warrant issued by the Company to each of Panna Sharma and
            Eric Loeffel, each for 30,000 shares of our Common Stock, on July
            31, 2001 and to John A. Svahn for 30,000 shares of our Common Stock in November 2001 (Incorporated herein by reference to exhibit 4.11 to our Annual Report on Form 10-K for the year ended December 31,
            2001 filed with the Securities and Exchange Commission on April 17,
            2002)

   4.25     Subordination Agreement, dated February 19, 2002, by and between
            Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a
            GE Access (Incorporated herein by reference to exhibit 4.18 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.26     Security Agreement, dated February 19, 2002, by and between the
            Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.19 to our Annual Report on Form
            10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.27 First Amendment to Security Agreement, dated March 5, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P.
            (Incorporated herein by reference to exhibit 4.22 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.28 Trademark and License Security Agreement, dated February 19, 2002, by and between the Company and Edgewater Private Equity Fund III,
            L.P. (Incorporated herein by reference to exhibit 4.20 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.29     First Amendment to Trademark and License Security Agreement, dated
            March 5, 2002, by and between the Company and Edgewater Private
            Equity Fund III, L.P. (Incorporated herein by reference to exhibit
            4.23 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.30 Note and Preferred Stock Purchase Agreement, dated April 16, 2002, by and between the Company, Edgewater Private Equity Fund III, L.P.,
            Fleck T.I.M.E. Fund, LP, John Paul DeJoria and Patrick Loche
            (Incorporated herein by reference to exhibit 4.27 to our Annual
            Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.31 Amendment No. 1 to The Note and Preferred Stock Purchase Agreement, dated April 29, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.53 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.32 Amendment No. 2 to The Note and Preferred Stock Purchase Agreement, dated June 14, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.54 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.33 Amendment No. 3 to The Note and Preferred Stock Purchase Agreement, dated July 18, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 10.55 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.34 Amendment No. 4 to The Note and Preferred Stock Purchase Agreement, dated July 31, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
            exhibit 10.56 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
            Commission on August 14, 2002)

   4.35 Amendment No. 5 to The Note and Preferred Stock Purchase Agreement, dated August 21, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
            Commission on November 14, 2002)

   4.36 Amendment No. 6 to The Note and Preferred Stock Purchase Agreement, dated October 22, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
            Commission on November 14, 2002)

   4.37 Amendment No. 7 to The Note and Preferred Stock Purchase Agreement, dated November 1, 2002, by and between the Company and Edgewater
            Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.43 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
            Commission on November 14, 2002)

   4.38(#) Amendment No. 8 to The Note and Preferred Stock Purchase Agreement, dated April 4, 2003, by and between the Company and Edgewater
            Private Equity Fund III, L.P.

   4.39(#) Substitute Secured Convertible Promissory Note, dated April 4, 2003 issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $2,000,000

   4.40 Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit
            4.29 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.41 First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.42(#) Second Amendment to Security Agreement, dated April 4, 2003, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other

   4.43     Subordination Agreement, dated April 16, 2002, by and between
            Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a
            GE Access (Incorporated herein by reference to exhibit 4.30 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.44 Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.45     First Amendment to Trademark and License Security Agreement, dated
            April 29, 2002, by and between the Company and Edgewater Private
            Equity Fund III, L.P., on behalf of itself and certain other lenders
            (Incorporated herein by reference to exhibit 4.50 to our Quarterly
            Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.46(#)  Second Amendment to Trademark and License Security Agreement, dated
            April 4, 2003, by and between the Company and Edgewater Private
            Equity Fund III, L.P., on behalf of itself and certain other lenders

   4.47     Waiver Letter, dated April 16, 2002, by and between the Company,
            Edgewater Private Equity Fund III, L.P., Fleck T.I.M.E. Fund, LP and certain other parties (Incorporated herein by reference to exhibit
            4.33 to our Annual Report on Form 10-K for the year ended December
            31, 2001 filed with the Securities and Exchange Commission on April
            17, 2002)

   4.48     Termination Agreement, dated April 16, 2002, by and between the
            Company, Carl Rose, Charles Leaver, Jeff Sexton, Edgewater Private
            Equity Fund III, L.P., Aspen Finance Investors I, LLC, Fleck
            T.I.M.E. Fund, LP, and Fleck Family Partnership II, LP (Incorporated herein by reference to exhibit 4.34 to our Annual Report on Form
            10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.49     Voting Agreement, dated April 16, 2002, by and between Carl Rose,
            Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul
            DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E.
            Fund, LP (Incorporated herein by reference to exhibit 4.40 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

   4.50 Waiver Letter, dated November 11, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.60 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

   4.51(#) Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 1,333,333 shares of Series B-1 Preferred Stock

   4.52(#) Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 200,000 shares of Series B-1 Preferred Stock

   10.1     Design Automation Systems Incorporated 1999 Stock Option Plan
            (Incorporated herein by reference to exhibit B to our Definitive
            Proxy Statement on Schedule 14C filed with the Securities and Exchange Commission on March 9, 1999)

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------

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

  EXHIBIT                            DESCRIPTION
  NUMBER
---------   --------------------------------------------------------------------
   10.20    EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule
            DEF 14A filed with the Securities Exchange Commission on June 17,
            2002)

   10.21 EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit B to our Definitive Proxy Statement on Schedule DEF 14A filed with the Securities Exchange Commission on June 17, 2002)

   10.22 Loan and Security Agreement, dated November 6, 2002, by and between the Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange
            Commission on March 31, 2003)

   10.23 Loan Modification Agreement, dated January 9, 2003, by and between the Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange
            Commission on March 31, 2003)

   10.24    Consultant Agreement, dated January 10, 2003, by and between the
            Company and Eric Loeffel (Incorporated herein by reference to exhibit 10.25 to our Annual Report on Form 10-K for the year ended
            December 31, 2002 filed with the Securities and Exchange Commission on March 31, 2003)

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