Form 10QSB
period 2003-06-30
EPICEDGE INC
filed 2003-08-14
CIK 313041

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

             [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

       The number of shares of common stock of the Registrant outstanding at August 12, 2003 was 18,069,328.

     Transitional Small Business Disclosure Format (Check one): Yes[ ] No|X|

                                 EPICEDGE, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                                                            Page No
                                                                            --------
PART I  FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)
        Condensed Balance Sheets                                                   3
        Condensed Statements of Operations                                         4
        Condensed Statements of Cash Flows                                         5
        Notes to Condensed Financial Statements                                    6

Item 2. Management's Discussion and Analysis or Plan of Operation                 12

Item 3. Controls and Procedures                                                   27

PART II OTHER INFORMATION

Item 5. Other Events                                                              27
Item 6. Exhibits and Reports on Form 8-K                                          27

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                 EPICEDGE, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                          JUNE 30,        DECEMBER 31,
                                                                                           2003              2002
                                                                                        ------------      ------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents ......................................................     $     20,000      $     24,000
   Trade receivables, net of allowance for doubtful accounts of $193,000
     and $197,000, respectively ...................................................        1,703,000         2,393,000
   Contracts in progress ..........................................................          388,000           411,000
   Prepaid insurance ..............................................................          135,000           264,000
   Other prepaid expenses and current assets ......................................           87,000           128,000
                                                                                        ------------      ------------
        Total current assets ......................................................        2,333,000         3,220,000

PROPERTY AND EQUIPMENT -- Net .....................................................          124,000           458,000

GOODWILL -- Net ...................................................................               --           460,000

DEPOSITS AND OTHER ASSETS .........................................................          120,000           127,000
                                                                                        ------------      ------------

TOTAL .............................................................................     $  2,577,000      $  4,265,000
                                                                                        ============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

   Revolving line of credit and term note .........................................     $  1,231,000      $    633,000
   Convertible notes payable to stockholders -- current portion ...................               --           221,000
   Accounts payable ...............................................................          766,000           682,000
   Accrued expenses and other current liabilities .................................        1,386,000         1,714,000
                                                                                        ------------      ------------

        Total current liabilities .................................................        3,383,000         3,250,000

LONG TERM LIABILITIES:

   Convertible notes payable to stockholders -- less current portion ..............        1,746,000         2,958,000
   Long term notes payable ........................................................          364,000           443,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
   Convertible preferred stock, par value $.01; 30,000,000 shares authorized;
     12,868,932 total shares issued and outstanding -
     9,695,481 Series A shares and 3,173,451 Series B shares ......................        9,301,000         9,301,000
   Common stock, par value $.01; 100,000,000 shares authorized;
     28,039,433 shares issued and 18,069,333 shares outstanding at June 30,
     2003; 28,170,433 shares issued and 18,200,333 shares outstanding
     at December 31, 2002 .........................................................          280,000           282,000
   Common stock warrants ..........................................................        7,203,000         5,670,000
   Additional paid-in capital .....................................................       77,288,000        77,299,000
   Treasury stock, at cost, 9,970,100 shares at June 30, 2003 and
     December 31, 2002 ............................................................       (3,171,000)       (3,171,000)
   Accumulated deficit ............................................................      (93,817,000)      (91,767,000)
                                                                                        ------------      ------------

        Total stockholders' deficiency ............................................       (2,916,000)       (2,386,000)
                                                                                        ------------      ------------

TOTAL .............................................................................     $  2,577,000      $  4,265,000
                                                                                        ============      ============

                  See notes to condensed financial statements.

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                             2003              2002              2003              2002
                                                          ------------      ------------      ------------      ------------
PROFESSIONAL SERVICES REVENUES ......................     $  3,111,000      $  4,337,000      $  6,990,000      $  7,764,000

COST OF REVENUES ....................................        2,307,000         2,943,000         5,289,000         5,212,000
                                                          ------------      ------------      ------------      ------------

GROSS PROFIT ........................................          804,000         1,394,000         1,701,000         2,552,000

OPERATING EXPENSES:
   Compensation and benefits ........................          630,000           696,000         1,363,000         1,365,000
   Selling, general and administrative ..............          495,000           735,000         1,172,000         1,351,000
   Depreciation and amortization ....................          153,000           270,000           351,000           540,000
   Goodwill impairment ..............................          460,000                --           460,000                --
                                                          ------------      ------------      ------------      ------------
     Total operating expenses .......................        1,738,000         1,701,000         3,346,000         3,256,000
                                                          ------------      ------------      ------------      ------------

OPERATING LOSS ......................................         (934,000)         (307,000)       (1,645,000)         (704,000)

OTHER INCOME (EXPENSE):
   Interest expense .................................          (58,000)         (266,000)         (134,000)         (511,000)
   Debt discount amortization .......................         (271,000)               --          (271,000)               --
                                                          ------------      ------------      ------------      ------------
        Total other expense .........................         (329,000)         (266,000)         (405,000)         (511,000)
                                                          ------------      ------------      ------------      ------------

NET LOSS ............................................     $ (1,263,000)     $   (573,000)     $ (2,050,000)     $ (1,215,000)
                                                          ============      ============      ============      ============

NET LOSS PER SHARE - Basic and diluted ..............     $      (0.07)     $      (0.03)     $      (0.11)     $      (0.07)
                                                          ============      ============      ============      ============

WEIGHTED AVERAGE COMMON SHARES USED IN PER-SHARE
   COMPUTATIONS  - Basic and diluted ................       18,069,333        18,200,336        18,069,333        18,200,336
                                                          ============      ============      ============      ============

                  See notes to condensed financial statements.

                                 EPICEDGE, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,
                                                          ------------------------------
                                                              2003              2002
                                                          ------------      ------------
OPERATING ACTIVITIES:
   Loss from continuing operations ..................     $ (2,050,000)     $ (1,215,000)
   Non-cash items in net loss:
     Depreciation and amortization ..................          351,000           540,000
     Gain on debt restructuring .....................               --           (45,000)
     Debt discount amortization .....................          271,000                --
     Goodwill impairment ............................          460,000                --
   Changes in operating assets and liabilities:
     Accounts receivable, net .......................          690,000          (934,000)
     Prepaid and other assets .......................          200,000          (680,000)
     Accounts payable ...............................            5,000           310,000
     Accrued expenses and other liabilities .........         (328,000)          730,000
                                                          ------------      ------------

   Net cash used in operating activities ............         (401,000)       (1,294,000)
                                                          ------------      ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment ...............          (17,000)          (79,000)
                                                          ------------      ------------

   Net cash used in investing activities ............          (17,000)          (79,000)
                                                          ------------      ------------

FINANCING ACTIVITIES:
   Proceeds from issuance of convertible debt .......               --         2,100,000
   Proceeds from revolving line of credit ...........        4,892,000                --
   Repayment of debt ................................       (4,478,000)         (701,000)
                                                          ------------      ------------

     Net cash provided by financing activities ......          414,000         1,399,000
                                                          ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....           (4,000)           26,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ......           24,000           256,000
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD ............     $     20,000      $    282,000
                                                          ============      ============

                  See notes to condensed financial statements.

                                 EPICEDGE, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by EpicEdge, Inc. (the "Company" or "EpicEdge") pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Annual Report on Form 10-K. The accompanying condensed financial statements reflect all adjustments (consisting solely of normal, recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for any future period or the full fiscal year.

2.  LIQUIDITY

At June 30, 2003 the Company had a working capital deficit of $1.1 million, as compared with a deficit of $11.5 million at June 30, 2002. At June 30, 2003, the Company's primary sources of liquidity were cash and cash equivalents of $20,000, net accounts receivable of $1,703,000 and a line of credit of $1.3 million, of which $190,000 was available at June 30, 2003.

As of August 11, 2003, primarily as a result of (i) a single large client withholding payment of approximately $440,000 for services performed substantially in 2002, (ii) delays by several existing and prospective clients in making decisions to proceed with projects, and (iii) operational problems with the Company's Seattle-based e-Solutions group, which was closed as of July 31, 2003, the Company had drawn down all but $190,000 of the $1.3 million maximum principal amount available under the credit line, and had very little remaining liquidity available. The Company has been working with the large client in an ongoing effort to resolve all outstanding issues raised by the client, and the Company remains optimistic that the client will pay the amounts due promptly; however, there can be no assurance that it will do so, and further delays would compound the Company's liquidity issues.

The Company's term loan (which had an outstanding balance of $104,000 at August 11, 2003) and the line of credit (which had an outstanding balance of $1,110,000 at August 11, 2003) mature on November 5, 2003. The Company's ability to satisfy its cash requirements through the end of 2003 and into 2004 depends on, among other factors, successfully executing on its operating plan and on extending or replacing its current credit facility. The Company intends to attempt to negotiate a new credit facility with SVB or with another financial institution to replace the existing facility; however, there can be no assurance that it will be able to do so on acceptable terms or on any terms. Edgewater has guaranteed the line of credit up to $1.3 million until maturity on November 5, 2003. Edgewater has indicated that it may no longer be willing to continue to guarantee indebtedness of the Company after the existing guaranty expires. Although the Company intends to continue discussions with Edgewater about the possibility of obtaining additional financial assistance from Edgewater, there can be no assurance that it will be able to obtain any such assistance, in which case the Company would have more difficulty obtaining a replacement credit facility than it would have had if Edgewater were willing to continue to provide additional guaranties or other additional financial assistance.

The above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the company be unable to continue as a going concern. Management plans to attempt to negotiate a new credit facility with SVB or another financial institution, continue discussions with Edgewater about the possibility of obtaining additional financial assistance and/or guaranties, and continue its ongoing cost cutting efforts and implement additional cost cutting measures as may be necessary.

3.  ACCOUNTING POLICIES

GOODWILL- Goodwill represents the unamortized excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs. The Company assessed the carrying value of its goodwill in the second quarter of 2003 and recorded an impairment charge of $460,000. During the second quarter of 2003, the following events served as the impairment indicators for the decision to write off the remaining goodwill:

        o    Continued operating losses,

        o    Increased risk in ability to raise additional capital, and

        o    Heightened liquidity issues (see Note 2)

STOCK BASED COMPENSATION - The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plans. Compensation cost was recognized for the Company's stock option plans only when the options were granted to employees at an exercise price that was below the fair value of the stock on the grant date. SFAS No. 123 prescribes a method to record compensation cost for stock-based employee compensation plans at the estimated fair value of the options at the grant date, but allows disclosure as an alternative. The pro forma disclosure as if the Company had adopted the cost recognition requirements under SFAS No. 123 for options granted to employees in the first half of 2003 and 2002 is presented below. The pro forma compensation cost may not be representative of that expected in future years.

                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                               JUNE, 30                           JUNE 30,
                                    ------------------------------      ------------------------------
                                        2003              2002              2003              2002
                                    ------------      ------------      ------------      ------------
Net Loss:
   As reported                      $ (1,263,000)     $   (573,000)     $ (2,050,000)     $ (1,215,000)
   Stock-based compensation             (137,000)         (599,000)         (406,000)       (1,194,000)
                                    ------------      ------------      ------------      ------------
   Pro forma                        $ (1,400,000)     $ (1,172,000)     $ (2,456,000)     $ (2,409,000)

Per share -- basic and diluted:
   As reported                      $      (0.07)     $      (0.03)     $      (0.11)     $      (0.07)

   Pro forma                        $      (0.08)     $      (0.06)     $      (0.14)     $      (0.13)

In the pro forma calculations, the weighted average fair value of options granted to employees during the second quarter of 2003 and 2002 was estimated at $0.06 and $0.16 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes pricing model with the following assumptions: (i) expected volatility computed using the monthly average of the Company's common stock market price as listed on the American Stock Exchange for the period from April 2000 through March 12, 2003 and the Pink Sheets for the period from March 13, 2003 through June 30, 2003, which market price volatility averaged 188% and 146% for 2003 and 2002, respectively;
(ii) expected dividend yield of 0%; (iii) expected option term of three years; and (iv) risk-free interest rate of 3.1% and 4.0% for 2003 and 2002, respectively.

4.  CONVERTIBLE DEBT

Convertible notes payable to stockholders consist of the following:

                                                                          JUNE 30,         DECEMBER 31,
                                                                         ------------      ------------
                                                                             2003              2002
                                                                         ------------      ------------
"New Substitute Note", due January 2006, convertible into Series B-1
   preferred stock                                                       $  2,000,000      $  2,000,000
Debt discount (See Note 5)                                                 (1,212,000)               --
"Amended November Convertible Notes", due December 2004                       958,000           958,000
"December Convertible Notes", due January 2003                                     --           221,000
                                                                         ------------      ------------
                                                                            1,746,000         3,179,000
     Less current portion                                                          --          (221,000)
                                                                         ------------      ------------
     Long-term portion                                                   $  1,746,000      $  2,958,000
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

November Convertible Notes

In conjunction with and as part of the conditions prior to executing the final documents, the June Convertible Notes required that terms of the November Convertible Notes be renegotiated. On April 16, 2002, the Company renegotiated the November Convertible Notes, as amended, ($958,000 at June 30, 2003) such that the November Convertible Notes bear annual interest at the rate of 8%, are convertible at the lender's option into the Company's common stock at $.25 per share and mature on December 1, 2004. In addition, the June Convertible Notes required that the 2,000,000 warrants that were issued along with the November Convertible Notes be relinquished and that the Company enter into a share return agreement with three stockholders, one of whom is the former Chairman, a major stockholder, and the holder of the November Convertible Notes, for the return of a total of 10,295,210 shares. Both of these additional requirements were completed as of December 31, 2001.

December Convertible Notes

Additionally, on April 16, 2002, the terms of the $1,000,000 December Convertible Note with Fleck T.I.M.E. were renegotiated and 2,000,000 of the warrants issued along with the December Convertible Notes were relinquished. Also, Fleck T.I.M.E. waived any defaults or events of default under its December Convertible Notes. On November 11, 2002, under the new terms of the Fleck T.I.M.E. December Convertible Note, the principal of $1,000,000 and accrued but unpaid interest of $158,000 was converted to Series A Preferred Stock.

Also in April 2002, $300,000 of the remaining $500,000 under the December Convertible Notes was paid. The remaining $221,000, consisting of remaining principal and accrued and unpaid interest as of April 2002, plus additional accrued and unpaid interest of $13,000 was paid on January 10, 2003. The 1,000,000 warrants for common stock at $0.01 per share issued in conjunction with this portion of the December Convertible Notes remain outstanding.

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

The following table summarizes the convertible notes payable at June 30, 2003 and the pro-forma equivalent of both the convertible preferred stock, issuable under the New Substitute Note, and the potential additional common stock outstanding that would result from the conversion of the convertible notes:

                                                                           Pro-forma Equivalent Shares
                                                                      -------------------------------------
                                                                         Potential          As-Converted
                                                                      Preferred Shares      Common Shares
                                                   June 30, 2003            (1)                  (1)
                                                 ----------------     ----------------     ----------------
"New Substitute Note" due January 2006,
convertible to Series B-1 convertible
preferred stock (2)                              $      2,000,000            2,778,000            8,333,000

"Amended November Convertible Notes" due
December 2004 (3)                                         958,000                   --            3,832,000
                                                 ----------------     ----------------     ----------------
                                                 $      2,958,000            2,778,000           12,165,000
                                                 ================     ================     ================

(1) Includes the shares related to the accrued and unpaid interest on these notes through June 30, 2003.

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

5.  DEBT DISCOUNT AMORTIZATION

On April 4, 2003, in connection with the New Substitute Note, the Company issued Edgewater a warrant to purchase 1,333,333 shares of Series B-1 Preferred Stock for an exercise price of $0.01 per share. The Company recorded debt discount of $1,333,333 in connection with the issuance of the warrants, which resulted in a net carrying amount of $666,667 for the New Substitute Note. This discount will be amortized over the life of the New Substitute Note. Debt discount amortization of $121,000 was recorded for the three and six month period ended June 30, 2003.

Also, on April 4, 2003, the Company issued Edgewater a warrant to purchase 200,000 shares of Series B-1 Preferred Stock for an exercise price of $0.01 per share in consideration for the additional guarantee on the revolving line of credit. The Company recorded debt discount of $200,000 in connection with the issuance of the warrants, which offsets the revolving line of credit. This discount will be amortized over the life of the additional guarantee. Debt discount amortization of $150,000 was recorded for the three and six month period ended June 30, 2003.

6.  EARNINGS (LOSS) PER SHARE

Earnings (loss) per basic share is calculated by dividing net income (loss) available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares used in the basic earnings per share calculation plus the number of common shares that would be issued assuming conversion of all potentially dilutive shares outstanding. Stock options, warrants, and convertible notes were excluded from the calculation of the loss per share because the effect would have been anti-dilutive. The anti-dilutive effects excluded from net loss per share computation at June 30 were as follows:

                                           Three months ended                  Six months ended
                                                June 30,                           June 30,
                                     ------------------------------      ------------------------------
                                         2003              2002              2003              2002
                                     ------------      ------------      ------------      ------------
Common stock options:
    Beginning of period                10,757,352         3,373,100        11,698,474         1,891,282
    Granted (expired) during the
      period                           (4,655,465)          (24,820)       (5,596,587)        1,456,998
                                     ------------      ------------      ------------      ------------
    End of period                       6,101,887         3,348,280         6,101,887         3,348,280
Common stock warrants                   3,555,033         4,021,700         3,555,033         4,021,700
Convertible preferred stock            19,215,837                --        19,215,837                --
Convertible notes payable (1)          12,165,000        26,862,000        12,165,000        26,862,000
                                     ------------      ------------      ------------      ------------
Total                                  41,037,757        34,231,980        41,037,757        34,231,980
                                     ============      ============      ============      ============

(1) includes shares related to the accrued and unpaid interest on these notes through June 30 which amounts are convertible into common shares.

7.  NEW ACCOUNTING PRONOUNCEMENTS

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

In December 2002, FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34", was issued, which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligation under guarantees and clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee. The Company adopted FIN 45 in March 2003, which did not have a material effect on the financial statements.

In May 2003, SFAS No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity", was issued, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The Company adopted SFAS 150 in the second quarter of fiscal year 2003. The adoption of this standard did not have a material effect on the financial statements.

8.  LEGAL PROCEEDINGS

From time to time, the Company is involved in litigation relating to claims arising in the ordinary course of business. The Company is not currently a party to any material litigation, except for the legal matters currently pending as described below.

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

    Brewer and Pritchard Claim. In July 2003, Brewer and Pritchard, the Company's general counsel until 2002, filed a claim against the Company in the amount of $315,355 with the American Arbitration Association. The claim relates primarily to alleged services provided by Brewer and Pritchard in an action filed by Brewer and Pritchard on behalf of the Company against Reliant Energy on a contingent fee basis. The Company and Reliant Energy settled the case, resulting in no contingent fee payment to Brewer and Pritchard. The Company and its litigation counsel have concluded that the Brewer and Pritchard claim is without merit and intend to defend it aggressively. The Company also has filed a counterclaim in the amount of $106,963 against Brewer and Pritchard.

While the outcome of these matters cannot be predicted with certainty, the Company believes that they will not have a material adverse effect on the Company's financial statements. However, an unfavorable outcome could have a material adverse effect. In addition, any failure in a client's system could result in a claim against the Company for substantial damages, regardless of the Company's responsibility for such failure. The Company cannot guarantee that the limitations of liability set forth in the Company's service contracts will be enforceable or will otherwise protect the Company from liability for damages. The successful assertion of one or more claims against the Company that exceed available insurance coverage or changes in insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, would adversely affect the Company's business.

9.  SUBSEQUENT EVENTS

As of June 30, 2003, the Company was in default under the Loan and Security Agreement with Silicon Valley Bank dated November 6, 2002 as a result of the Company's failure to comply with the tangible net worth covenant set forth in the Loan Agreement. A Loan Modification and Forbearance Agreement was entered into on July 9, 2003 in which Silicon Valley Bank agreed to forebear from exercising its rights and remedies under the Loan Agreement until the earlier of a.) October 7, 2003 or b.) the occurrence of a default under this agreement. The tangible net worth covenant was revised and the line of credit of up to $1.3 million matures November 5, 2003.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, income taxes and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

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

                  Concentration of Credit Risk -- Our financial instruments that are exposed to concentrations of credit risk consist of trade receivables. Concentrations of credit risk with respect to receivables are a result of a limited number of customers and their significant percentage of accounts receivable. We perform periodic credit evaluations of our customers' financial condition and generally do not require collateral. Four customers account for approximately 87% of total accounts receivable as of June 30, 2003. At December 31, 2002, four customers accounted for approximately 64% of total accounts receivable. No other single customer represents greater than 10% of total accounts receivable as of June 30, 2003 or as of December 31, 2002.

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

                  Goodwill -- Goodwill represents the unamortized excess of cost over the estimated fair value of net assets acquired in business combinations, less impairment write-offs. Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which revises the accounting for purchased goodwill and intangible assets, became effective for us on January 1, 2002. Under SFAS 142, goodwill will no longer be amortized, but will be tested for impairment annually and also in the event of an impairment indicator. The Company assessed the carrying value of its goodwill in the second quarter of 2003 and recorded an impairment charge of $460,000.

                  Valuation Allowance for Deferred Tax Assets -- Deferred income taxes are recorded, in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax basis of assets and liabilities using the tax rates and laws in effect when the differences are expected to reverse. SFAS 109 provides for the recognition of deferred tax assets if realization of such assets are more likely than not to occur. Realization of our net deferred tax assets is dependent upon our generating sufficient taxable income in future years in appropriate tax jurisdictions to realize benefit from the reversal of temporary differences and from net operating loss carryforwards. Based on the weight of the available evidence, we have provided a valuation allowance against all of our net deferred tax assets. Management will continue to evaluate the realizability of the deferred tax asset and its related valuation allowance.

                  Stock Based Compensation -- Stock Based Compensation arising from stock option grants to employees is accounted for by the intrinsic value method under Accounting Principles Board ("APB") Opinion No. 25 ("APB 25"). Statement of Financial Accounting Standards No. 123 ("SFAS 123") encourages (but does not require) the cost of stock-based compensation arrangements with employees to be measured based on the fair value of the equity instrument awarded. As permitted by SFAS 123, we apply APB 25 to our stock-based compensation awards to employees and disclose the required pro forma effect on net income and earnings per share.

RESULTS OF OPERATIONS

The following table sets forth the percentage of total revenues of operations data for the period indicated:

                                                  FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                                     ENDED JUNE 30,              ENDED JUNE 30,
                                               ---------------------------   -----------------------
                                                  2003           2002          2003         2002
                                               ------------   ------------   ----------   ----------
PROFESSIONAL SERVICES REVENUES...............        100.0%         100.0%       100.0 %      100.0%

COST OF REVENUES.............................         74.1           67.9         75.7         67.1
                                               ------------   ------------   ----------   ----------

GROSS PROFIT.................................         25.9           32.1         24.3         32.9

OPERATING EXPENSES:
   Compensation and benefits.................         20.3           16.0         19.5         17.6
   Selling, general and administrative.......         15.9           17.0         16.8         17.4
   Depreciation and amortization.............          4.9            6.2          5.0          7.0
   Goodwill impairment.......................         14.8             --          6.5           --
                                               ------------   ------------   ----------   ----------
     Total operating expenses................         55.9           39.2         47.8         42.0
                                               ------------   ------------   ----------   ----------

OPERATING LOSS...............................        (30.0)          (7.1)       (23.5)        (9.1)

OTHER INCOME (EXPENSE):
   Interest expense..........................         (1.9)          (6.1)        (1.9)        (6.6)
   Debt discount amortization................         (8.7)            --         (3.9)          --
                                               ------------   ------------   ----------   ----------

        Total other expense..................        (10.6)          (6.1)        (5.8)        (6.6)
                                               ------------   ------------   ----------   ----------

NET LOSS.....................................        (40.6)%        (13.2)%      (29.3)%      (15.7)%
                                               ============   ============   ==========   ==========

REVENUES

For the three months ended June 30, 2003, as compared to the three months ended June 30, 2002, total revenues decreased $1,226,000 or 28.3%, to $3,111,000 from $4,337,000. For the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, total revenues decreased $774,000 or 10.0%, to $6,990,000 from $7,764,000. The decrease in revenues is due primarily to the termination of a subcontract with Northrop Grumman on March 15, 2003 offset slightly by revenue from new projects with state and local agencies. Northrop Grumman represented 0% and 10.5% of total revenues for the three and six months ended June 30, 2003, respectively; and 20% and 23% of total revenues for the three and six months ended June 30, 2002, respectively.


Four customers represented 77% of total revenues in the three months ended June 30, 2003 and two customers represented 56% of total revenues in the three months ended June 30, 2002. No other single customer represented 10% or more of revenues for the three months ended June 30, 2003 or 2002. Four customers represented 65% of total revenues in the six months ended June 30, 2003 and two customers represented 59% of total revenues in the six months ended June 30, 2002. No other single customer represented 10% or more of revenues for the six months ended June 30, 2003 or 2002.


GROSS PROFIT


Gross profit decreased $590,000 or 42.3% to $804,000 from $1,394,000 for the three months ended June 30, 2003 and 2002, respectively. Gross profit decreased $851,000 or 33.3% to $1,701,000 from $2,552,000 for the six months ended June
30, 2003 and 2002, respectively. The gross profit as a percentage of revenues decreased 6.2% to 25.9% from 32.1% for the three months ended June 30, 2003 and 2002, respectively. The gross profit as a percentage of revenues decreased 8.6% to 24.3% from 32.9% for the six months ended June 30, 2003 and 2002, respectively. The decrease is a result of decreased utilization of billable staff. To better align costs with revenues, we had an approximate 35% reduction in workforce of our billable staff during March and April of 2003.


OPERATING EXPENSES

Compensation and Benefits -- Compensation and benefit expenses decreased $66,000 or 9.5% to $630,000 from $696,000 for the three months ended June 30, 2003 and 2002, respectively. Compensation and benefit expenses remained relatively flat for the six months ended June 30, 2003 and 2002. However, compensation and benefit expenses increased as a percent of revenues in the respective periods as a result of lower revenues. The decrease in compensation and benefit expenses is a result of our plan, implemented in August 2002, to reduce annual costs by $1 million, which included an 8% reduction of our workforce at that time. Due to the nature and timing of the execution of the plan, the associated cost reductions began to be fully realized in the first quarter of 2003. We anticipate further decreases in compensation and benefit expenses as additional full-time non-billable positions were eliminated during the first quarter of 2003 with the associated cost reductions to begin to be fully realized in the third quarter of 2003.

Selling, General and Administrative -- Selling, general and administrative expenses (SG&A) decreased $240,000 or 32.7% to $495,000 from $735,000 for the three months ended June 30, 2003 and 2002, respectively. SG&A decreased $179,000 or 13.2% to $1,172,000 from $1,351,000 for the six months ended June 30, 2003 and 2002, respectively. SG&A expenses also decreased as a percent of revenues in the respective periods. The decrease in SG&A expenses is due primarily to the decrease in facilities expenses as a result of closing several offices in 2002 and decreases in legal, travel and training expenses.

Goodwill Impairment -- We assessed the carrying value of our goodwill in the second quarter of 2003 and recorded an impairment charge of $460,000. During the second quarter of 2003, the following events served as the impairment indicators for the decision to write off the remaining goodwill:

       o    Continued operating losses,

       o    Increased risk in ability to raise additional capital, and

       o Heightened liquidity issues (see Note 2 in the Notes to the Financial Statements)

INTEREST EXPENSE

Interest expense decreased $208,000 or 78.2% to $58,000 from $266,000 for the three months ended June 30, 2003 and 2002, respectively. Interest expense decreased $377,000 or 73.8% to $134,000 from $511,000 for the six months ended June 30, 2003 and 2002, respectively. Interest expense also decreased as a percent of revenues in the respective periods. The decrease in interest expense is a result of the debt conversion (see "Liquidity and Capital Resources"), which occurred on November 11, 2002, as the majority of debt that generated the interest expense was converted into equity.

DEBT DISCOUNT AMORTIZATION

On April 4, 2003, in connection with the New Substitute Note, the Company issued Edgewater a warrant to purchase 1,333,333 shares of Series B-1 Preferred Stock for an exercise price of $0.01 per share. The Company recorded debt discount of $1,333,333 in connection with the issuance of the warrants, which resulted in a net carrying amount of $666,667 for the New Substitute Note. This discount will be amortized over the life of the New Substitute Note. Debt discount amortization of $121,000 was recorded for the three and six month period ended June 30, 2003.

Also, on April 4, 2003, the Company issued Edgewater a warrant to purchase 200,000 shares of Series B-1 Preferred Stock for an exercise price of $0.01 per share in consideration for the additional guarantee on the revolving line of credit. The Company recorded debt discount of $200,000 in connection with the issuance of the warrants, which off sets the revolving line of credit. This discount will be amortized over the life of the additional guarantee. Debt discount amortization of $150,000 was recorded for the three and six month period ended June 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2003, our primary sources of liquidity were cash and cash equivalents of $20,000, net accounts receivable of $1,703,000, and our line of credit of $1,300,000, of which $190,000 was available at June 30, 2003.

        As of December 31, 2002, our primary sources of liquidity were cash and cash equivalents of $24,000, net accounts receivable of $2,393,000, and our line of credit of $1,000,000, of which $735,000 was available at December 31, 2002.

        Our contractual cash obligations at June 30, 2003, are as follows:

                                                          PAYMENTS DUE BY PERIOD
                                                     LESS THAN                                        AFTER 5
    CONTRACTUAL OBLIGATIONS          TOTAL            1 YEAR        1-3 YEARS         4-5 YEARS        YEARS
-------------------------------   ------------      ------------   ------------      ------------   ------------
Revolving line of credit and
   term note                      $  1,231,000      $  1,231,000             --                --             --
Convertible debt                     2,958,000(1)             --   $  2,958,000(1)             --             --
Long term notes payable                364,000                --        364,000                --             --
Operating Leases                       700,000           280,000        420,000                --             --
                                  ------------      ------------   ------------      ------------   ------------

                          Total   $  5,253,000      $  1,511,000   $  3,742,000                --             --
                                  ============      ============   ============      ============   ============

----------

(1) As more fully described above and in the notes to the audited financial statements, the maturity of these obligations may not require all cash. Convertible notes payable are classified as current or long-term based on the contractual maturities as amended in April 2002 and March 2003. The convertible notes of $2,000,000 are expected to be converted into Series
    B-1 preferred stock and the $958,000 may require cash payments over the next 2 years if not converted into common stock at the note holder's option. However, we cannot ensure that any of the notes will be converted. The failure of the note holders to elect to convert some or all of these notes would adversely affect our financial condition.

        Net cash used in operating activities was $401,000 and $1,294,000 for the six months ended June 30, 2003 and 2002, respectively.

        Net cash used in investing activities was $17,000 and $79,000 for the six months ended June 30, 2003 and 2002, respectively.

        Net cash provided by financing activities was $414,000 and $1,399,000 for the six months ended June 30, 2003 and 2002, respectively. The difference was primarily a result of the $2,100,000 of proceeds from the issuance of convertible debt during the first six months of 2002.

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

        In November 2000, our former Chairman and major stockholder provided a $1,000,000 line of credit to us in the form of convertible notes (the "November 2000 Convertible Notes"). Initially, we were able to draw upon the line of credit from time to time as needed, and as of September 30, 2001, we had drawn $900,000 on the line of credit. As a result of later amendments, we no longer have any available borrowing under the line of credit. The November 2000 Convertible Notes originally bore interest at an annual rate of 8%, were convertible at the lenders' option at $.50 per share and were scheduled to mature on December 31, 2001. In August 2001, we renegotiated the terms of the November 2000 Convertible Notes and extended the maturity date and increased the conversion feature to $1.00 per share, convertible at the lender's option. In exchange, we agreed to commence interest only payments to the lender based upon the principal and accrued interest as of September 1, 2001. On April 16, 2002, in conjunction with the Note Agreement discussed below, the November 2000 Convertible Notes were again renegotiated. The new terms are that the November 2000 Convertible Notes still bear an annual interest rate of 8%, are convertible at the lenders' option into shares of our common stock at $.25 per share and mature on December 1, 2004. We are still making monthly interest-only payments of approximately $6,400 per month.

        In December 2000, we issued $1,500,000 in convertible notes to two of our stockholders (the "December 2000 Convertible Notes"), both of which formerly served or had representatives serve on our Board of Directors. The December 2000 Convertible Notes were initially convertible at the lenders' option at $.50 per share. The December 2000 Convertible Notes bear interest at 8% per annum and originally matured on December 31, 2001. The principal and accrued interest on $1,000,000 of the December Convertible Notes was converted into 1,544,000 shares of Series A Preferred Stock on November 11, 2002. Of the remaining $500,000 under the December Convertible Notes, $300,000 was due and was paid in April 2002 and the remaining $221,000, consisting of remaining principal and accrued interest as of April 2002, plus additional accrued and unpaid interest of $13,000 was paid on January 10, 2003.

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

        Also, on November 6, 2002, we entered into a Loan and Security Agreement with Silicon Valley Bank ("SVB"), whereby SVB agreed to loan us up to $1,400,000. This facility includes a $1 million revolving line of credit that is an accounts receivable based operating line of credit to support short-term working capital requirements as well as a $400,000 term note. At the closing of the loan, we used $400,000 from the term note facility to extinguish the $856,000 balance and cure our secured loan from GE Access that was in default since it was due on October 16, 2002. Of the $1,400,000 credit facility with SVB, $1,000,000 was guaranteed by Edgewater. The SVB debt is secured by all of our assets. The line of credit is priced at prime plus 1% on a fully-floating basis and matures on November 5, 2003. The advance rate on the line is determined by the defined borrowing base, which is 80% of eligible accounts receivable. The term loan is priced at 10% on a fixed-rate basis. The term loan is fully amortizing and also matures on November 5, 2003.

        On January 9, 2003, we entered into a Loan Modification Agreement with SVB which amended the November 6, 2002 Loan and Security Agreement and increased the line of credit from $1 million to $1.3 million. Edgewater agreed to increase its guarantee from $1 million to $1.3 million, such increase to be effective until the maturity of the facility on November 5, 2003. The Company, SVB, and Edgewater agreed that the increase in the line of credit and the guaranty would decrease to $1 million if the Company were able to pay down the principal amount of the line to $1 million. However, the Company was not able to pay down the principal balance to $1 million. Accordingly, both the Edgewater guaranty and the line of credit remain at $1.3 million until maturity of the facility, or November 5, 2003. As consideration for the $300,000 increase in the guaranty, on April 4, 2003, we issued Edgewater a warrant to purchase 200,000 shares of our Series B-1 Preferred Stock at an exercise price of $0.01 per share.

        As of June 30, 2003, we were in default under the Loan and Security Agreement with SVB dated November 6, 2002 as a result of our failure to comply with the tangible net worth covenant set forth in the Loan Agreement. A Loan Modification and Forbearance Agreement was entered into with SVB on July 9, 2003 whereby SVB agreed to forebear from exercising its rights and remedies under the Loan Agreement until the earlier of a.) October 7, 2003 or b.) the occurrence of a default under this agreement. The tangible net worth covenant was revised and the line of credit of up to $1.3 million matures November 5, 2003. The revised tangible net worth covenant would be breached if our tangible net worth decreases by more than $30,000 from our tangible net worth as of June 30, 2003, which was $1,170,000. There can be no assurance that we will maintain compliance with the revised tangible net worth covenant and we consider it unlikely that we will be able to avoid a breach of the tangible net worth covenant in the SVB Loan Agreement prior to maturity of the loan.

        At June 30, 2003 we had a working capital deficit of $1.1 million, as compared with a deficit of $11.5 million at June 30, 2002. At June 30, 2003, our primary sources of liquidity were cash and cash equivalents of $20,000, net accounts receivable of $1,703,000 and our line of credit with SVB, under which $190,000 was available at June 30, 2003.

        As of August 11, 2003, primarily as a result of (i) a single large client of ours withholding payment of approximately $440,000 for services we performed substantially in 2002, (ii) delays by several of our existing and prospective clients in making decisions to proceed with projects, and (iii) operational problems with our Seattle-based e-solutions group, which we closed as of July 31, 2003, we had drawn down all but $190,000 of the $1.3 million maximum principal amount available under our credit line, and we had very little remaining liquidity available. We have been working with the large client in an ongoing effort to resolve all outstanding issues raised by the client, and we remain optimistic that the client will pay the amounts due promptly; however, there can be no assurance that it will do so, and further delays would compound our liquidity issues.

        Our term loan (which had an outstanding balance of $104,000 at August 11, 2003) and our line of credit (which had an outstanding balance of $1,110,000 at August 11, 2003) mature on November 5, 2003. Our ability to satisfy our cash requirements through the end of 2003 and into 2004 depends on, among other factors, successfully executing our operating plan and on extending or replacing our current credit facility. We intend to attempt to negotiate a new credit facility with SVB or with another financial institution to replace the existing facility; however, there can be no assurance that we will be able to do so on acceptable terms or on any terms. As described above, Edgewater has guaranteed our line of credit up to $1.3 million until maturity on November 5, 2003. Edgewater has indicated that it may no longer be willing to continue to guarantee indebtedness of the Company after the existing guaranty expires. Although we intend to continue discussions with Edgewater about the possibility of obtaining additional financial assistance from Edgewater, there can be no assurance that we will be able to obtain any such assistance, in which case we would have more difficulty obtaining a replacement credit facility than we would have had if Edgewater were willing to continue to provide additional guaranties or other additional financial assistance.

        The above factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the company be unable to continue as a going concern. Management plans to attempt to negotiate a new credit facility with SVB or another financial institution, continue discussions with Edgewater about the possibility of obtaining additional financial assistance and/or guaranties, and continue its ongoing cost cutting efforts and implement additional cost cutting measures as may be necessary.

                                  RISK FACTORS

The following important factors could cause actual results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-QSB or presented elsewhere by management from time to time.

WE MAY NEED TO RAISE ADDITIONAL CAPITAL, WHICH MAY NOT BE AVAILABLE.

        At June 30, 2003 we had a working capital deficit of $1.1 million, as compared with a deficit of $11.5 million at June 30, 2002. At June 30, 2003, our primary sources of liquidity were cash and cash equivalents of $20,000, net accounts receivable of $1,703,000 and our line of credit with SVB, under which $190,000 was available at June 30, 2003.

        As of August 11, 2003, primarily as a result of (i) a single large client of ours withholding payment of approximately $440,000 for services we performed in substantially in 2002, (ii) delays by several of our existing and prospective clients in making decisions to proceed with projects, and (iii) operational problems with our Seattle-based e-Solutions group, which we closed as of July 31, 2003, we had drawn down all but $190,000 of the $1.3 million maximum principal amount available under our credit line, and we had very little remaining liquidity available. We have been working with the large client in an ongoing effort to resolve all outstanding issues raised by the client, and we remain optimistic that the client will pay the amounts due promptly; however, there can be no assurance that it will do so, and further delays would compound our liquidity issues.

        Our term loan (which had an outstanding balance of $104,000 at August 11, 2003) and our line of credit (which had an outstanding balance of $1,110,000 at August 11, 2003) mature on November 5, 2003. Our ability to satisfy our cash requirements through the end of 2003 and into 2004 depends on, among other factors, successfully executing our operating plan and on extending or replacing our current credit facility. We intend to attempt to negotiate a new credit facility with SVB or with another financial institution to replace the existing facility; however, there can be no assurance that we will be able to do so on acceptable terms or on any terms. Edgewater has guaranteed our line of credit up to $1.3 million until maturity on November 5, 2003. Edgewater has indicated that it may no longer be willing to continue to guarantee indebtedness of the Company after the existing guaranty expires. Although we intend to continue discussions with Edgewater about the possibility of obtaining additional financial assistance from Edgewater, there can be no assurance that we will be able to obtain any such assistance, in which case we would have more difficulty obtaining a replacement credit facility than we would have had if Edgewater were willing to continue to provide additional guaranties or other additional financial assistance.

WE MAY REPORT AN OPERATING LOSS IN 2003 AND MAY NOT ACHIEVE OR SUSTAIN FUTURE PROFITABILITY.

         Although our core business is providing information technology services, our business strategy continues to evolve. We have reported an operating loss in each of the previous four fiscal years. Although our revenues have generally increased from the third quarter of fiscal 2000 through most of 2002, revenues decreased (compared with prior periods) in the first half of 2003, and it is possible that we may continue to incur operating losses, and that our revenues may decline for all of 2003. During the course of 2001, we fundamentally restructured our business by consolidating office space, reducing our workforce and reshaping our service offerings. To the extent that our restructuring plan and continued cost cutting measures do not generate the cost savings or revenues that we anticipate, our results of operations and liquidity could be materially and adversely affected. If we are unable to maintain the historical increase in our revenues, or if our operating expenses exceed our expectations, we may continue to incur losses and may not achieve profitability. If we achieve profitability in the future, we may not be able to sustain it.


WE DEPEND ON GOVERNMENT AGENCIES FOR A MAJORITY OF OUR REVENUES AND THE LOSS OR DECLINE OF EXISTING OR FUTURE GOVERNMENT AGENCY FUNDING WOULD ADVERSELY AFFECT OUR REVENUES AND CASH FLOWS.


         For the six months ended June 30, 2003, approximately 91% of our revenues were either directly or indirectly, as a subcontractor, derived from services provided to government agencies. These government agencies may be subject to budget cuts, budgetary constraints, a reduction or discontinuation of funding or changes in the political or regulatory environment that may cause government agencies to divert funds. A significant reduction in funds available for government agencies to purchase professional services would significantly reduce our revenues and cash flows. In addition, the loss of a major government client, or any significant reduction or delay in orders by that client, would also significantly reduce our revenues and cash flows. See Risk Factor entitled "We depend heavily on our principal clients" below.


WE DEPEND HEAVILY ON OUR PRINCIPAL CLIENTS.


        We have derived, and believe that we will continue to derive, a significant portion of our revenues from a limited number of large clients. Four customers represented 65% of total revenues in the six months ended June 30, 2003 and two customers represented 59% of total revenues in the six months ended June 3, 2002. The volume of work performed for specific clients is likely to vary from year to year, and a major client in one year may not use our services in a subsequent year. In addition, revenues from a large client may constitute a significant portion of our total revenues in a particular quarter. Most of our contracts are terminable by the client following limited notice and without significant penalty to the client. The loss of any large client could have a material adverse effect on our business, financial condition and results of operations.

        The State of Texas is a significant client. We have executed contracts with several agencies of that state for which we are performing services. During the six months ended June 30, 2003, approximately 66% of our revenue was derived from Texas agencies. These contracts, for the most part, are multi-year and run through 2005. However, many of the contracts are terminable by our clients following limited notice and without significant penalties. Northrop Grumman has also been a significant client. We had a subcontract with that organization which represented approximately 10.5% of our revenues for the six months ended June 30, 2003. This contract terminated on March 15, 2003. Due to anticipated government budget shortfalls, many government clients may terminate or sharply reduce the scope of work performed under our contracts with them.


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


IF OUR MARKETING RELATIONSHIPS WITH SOFTWARE VENDORS DETERIORATE, WE WOULD LOSE THEIR POTENTIAL CLIENT REFERRALS.


         We currently have marketing relationships with software vendors, including PeopleSoft and Sun Microsystems. We estimate that we derive most of our revenues directly or indirectly from these relationships. Although we have historically received a number of business leads from these software vendors to implement their products, they are not required to refer business to us, may cease referring business to us and furthermore may terminate these relationships at any time. If our relationships with these software vendors deteriorate, we may lose their client leads and thus our ability to develop new clients could be negatively impacted. We are unable to predict the effects on us of Oracle Corporation's current efforts to acquire all of the outstanding common stock of PeopleSoft or of any transaction that might occur as a result of the effort or otherwise. Any decrease in our ability to obtain new clients may cause a reduction in our revenue.


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

WE COULD BECOME SUBJECT TO LAWSUITS OR INVESTIGATIONS THAT COULD RESULT IN MATERIAL LIABILITIES TO US OR CAUSE US TO INCUR MATERIAL COSTS.


         From time to time, we are involved in litigation relating to claims arising in the ordinary course of business. We are not currently a party to any material litigation, except for the legal matters currently pending as described below.

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


         In July 2003, Brewer and Pritchard, our general counsel until 2002, filed a claim against us in the amount of $315,355 with the American Arbitration Association. The claim relates primarily to alleged services provided by Brewer and Pritchard in an action filed by Brewer and Pritchard on behalf of us against Reliant Energy on a contingent fee basis. We settled the case with Reliant Energy, resulting in no contingent fee payment to Brewer and Pritchard. Our litigation counsel and we have concluded that the Brewer and Pritchard claim is without merit and intend to defend it aggressively. We have also filed a counterclaim in the amount of $106,963 against Brewer and Pritchard.


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


OUR COMMON STOCK WAS DELISTED FROM THE AMERICAN STOCK EXCHANGE IN MARCH 2003, (THE "AMEX"), AND IS NOW TRADING OVER THE COUNTER ("OTC"). THE MARKET PRICE OF THE COMMON STOCK COULD DECLINE POTENTIALLY TO ZERO AND YOU COULD LOSE YOUR INVESTMENT.


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


        During February 2003, the AMEX requested a report on our compliance with the plan submitted in June 2002. Based upon this information, the AMEX informed us that it would commence the steps required to delist our common stock. On February 28, 2003, we received a formal notice from the AMEX Staff, indicating that we no longer complied with the AMEX's continued listing standards. We informed the AMEX that we would not appeal and consented to the AMEX's decision to remove the listing of our common stock. We did not comply with Section 1003(a)(i) of the AMEX Company Guide, because our shareholders' equity was less than $2,000,000 and we had losses from continuing operations and/or net losses in two of our three most recent fiscal years. Also, in light of our inability to meet the continued listing requirements of the AMEX, we have elected not to pay portions of the AMEX's applicable listing fees in accordance with Section 1003(f)(iv). We were informed by the AMEX that we did not comply with Section 1003(b)(i)(C), which states that the AMEX will normally consider suspending dealings in, or removing from the list, a security if the aggregate market value of shares publicly held is less than $l,000,000 for more than 90 consecutive days. Finally, under Section 1003(f)(v), our common stock was selling for a substantial period of time at a low share price. On March 12, 2003, the AMEX suspended trading in our common stock and submitted an application to the SEC to strike our common stock from listing and registration on the AMEX. The SEC granted approval of the application on March 24, 2003.

         On March 12, 2003, our common stock began trading OTC under the trading symbol "EPED." The OTC has historically been a limited public market providing lower trading volume than the NYSE, AMEX and Nasdaq and no assurance can be given that an active market on the OTC or any other market will develop or that a shareholder ever will be able to liquidate his or her investment without considerable delay, if at all. If a market should develop, the price may be highly volatile. Additionally, some investors view low-priced stocks trading OTC as unduly speculative and therefore as not appropriate for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks. This has the effect of limiting the pool of potential purchasers of our common stock at present price levels. Shareholders may find greater percentage spreads between bid and asked prices, and more difficulty in completing transactions and higher transaction costs when buying or selling our common stock than they would if our stock were listed on the NYSE, AMEX or Nasdaq.


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

WE SOMETIMES ENTER INTO FIXED-PRICE CONTRACTS.

         Some of our projects are based on fixed-price, fixed-timeframe contracts, rather than contracts in which payment to us is determined on a time and materials basis. We recognize revenues when defined milestones are reached. For the six months ended June 30, 2003, approximately 18% of our revenues were from fixed-price, fixed time frame contracts. Our failure to accurately estimate the resources required for a project or our failure to complete our contractual obligations in a manner consistent with the project plan upon which our fixed-price, fixed-timeframe contract was based would adversely affect our overall profitability and could have a material adverse effect on our business, financial condition and results of operations. We have at times been required to commit unanticipated additional resources to complete certain projects, which has resulted in losses on certain contracts. We recognize that we may experience similar situations in the future. In addition, for certain projects we may fix the price before the design specifications are finalized, which could result in a fixed price that turns out to be less than our expenses on the project and therefore adversely affects our profitability.

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

         As of June 30, 2003, there were approximately 18,069,333 shares of our common stock outstanding. Approximately 11,482,000 shares of common stock are issuable upon exercise of employee and director stock options under our current stock option plans and will become eligible for sale in the public markets at prescribed times in the future. We also have outstanding warrants, which are exercisable into an aggregate of 2,021,700 shares of common stock and an outstanding note convertible into 3,832,000 shares of common stock. Also, the outstanding shares of preferred stock are convertible into an aggregate of 19,215,837 additional shares of our common stock. In addition, 2,778,000 shares of convertible preferred stock are issuable upon conversion of the remaining $2,000,000 principal balance plus interest on the June Convertible Notes issued to Edgewater, and 1,533,333 shares of convertible preferred stock are issuable upon exercise of warrants, all of which could convert into approximately 12,934,000 shares of our common stock. Lastly, the number of shares issuable upon the conversion of each of our series of preferred stock is subject to adjustment upon the occurrence of certain dilutive events, which could result in the issuance of additional shares of common stock.

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

OUR ISSUANCE OF PREFERRED STOCK COULD MAKE IT DIFFICULT FOR ANOTHER COMPANY TO ACQUIRE US, WHICH COULD DEPRESS THE PRICE OF OUR COMMON STOCK.

         We currently have three series of preferred stock authorized and two series of preferred stock outstanding. In addition, our board of directors has the authority to create additional classes of preferred stock (subject to certain protective provision of our current outstanding preferred stock). The preferred stock has voting rights, liquidation preferences, and other rights superior to the rights of our common stock. The potential issuance of additional preferred stock may delay or prevent a change in control of us, discourage bids for the common stock at a premium over the market price and adversely affect the market price and the voting and other rights of the holders of our common stock.

ITEM 3.  CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined in Rule's 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2003. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) During the three months ended June 30, 2003, there were no changes in our internal controls over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) or Rule 15d-15(d) that has materially affected, or is reasonably likely to materially affect, the internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5.  OTHER EVENTS

On July 8, 2003, Mr. Eric Loeffel resigned from the Board of Directors. Mr. Loeffel's resignation was not related to any disagreement with the Company on any matter pertaining to the Company's financial statements or reporting, operations, policies or practices. Mr. Loeffel has served on the Board of Directors of the Company since October 11, 2002. The Company is grateful to Mr. Loeffel for his service. At this time, the Company has not filled the vacancy on the Board created by Mr. Loeffel's resignation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits are filed as part of, or incorporated by reference into, this Form 10-QSB:

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

3.1       Second Restated Articles of Incorporation filed with the Texas
          Secretary of State on April 2, 2003 (Incorporated herein by reference to exhibit 3.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

3.2 Second Amended and Restated Bylaws (Incorporated herein by reference to exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.1 Specimen Common Stock Certificate (Incorporated herein by reference to exhibit 4.1 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

4.17 Amendment to Registration Agreement, dated April 4, 2003, by and between the Company, Edgewater Private Equity Fund III, L.P.
          (Incorporated herein by reference to exhibit 4.17 to our Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

4.35 Amendment No. 5 to The Note and Preferred Stock Purchase Agreement, dated August 21, 2002, by and between the Company and Edgewater
          Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
          Commission on November 14, 2002)

4.36 Amendment No. 6 to The Note and Preferred Stock Purchase Agreement, dated October 22, 2002, by and between the Company and Edgewater
          Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
          Commission on November 14, 2002)

4.37 Amendment No. 7 to The Note and Preferred Stock Purchase Agreement, dated November 1, 2002, by and between the Company and Edgewater
          Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.43 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
          Commission on November 14, 2002)

4.38 Amendment No. 8 to The Note and Preferred Stock Purchase Agreement, dated April 4, 2003, by and between the Company and Edgewater Private
          Equity Fund III, L.P. (Incorporated herein by reference to exhibit
          4.38 to our Quarterly Report on Form 10-QSB for the quarter ended
          March 31, 2003 filed with the Securities and Exchange Commission on
          May 15, 2003)

4.39 Substitute Secured Convertible Promissory Note, dated April 4, 2003 issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $2,000,000 (Incorporated herein by reference to exhibit 4.39 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

4.40      Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit
          4.29 to our Annual Report on Form 10-K for the year ended December 31,
          2001 filed with the Securities and Exchange Commission on April 17,
          2002)

4.41 First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.42 Second Amendment to Security Agreement, dated April 4, 2003, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

4.43      Subordination Agreement, dated April 16, 2002, by and between
          Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a
          GE Access (Incorporated herein by reference to exhibit 4.30 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.44 Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 17, 2002)

4.45      First Amendment to Trademark and License Security Agreement, dated
          April 29, 2002, by and between the Company and Edgewater Private
          Equity Fund III, L.P., on behalf of itself and certain other lenders
          (Incorporated herein by reference to exhibit 4.50 to our Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.46      Second Amendment to Trademark and License Security Agreement, dated
          April 4, 2003, by and between the Company and Edgewater Private Equity
          Fund III, L.P., on behalf of itself and certain other lenders
          (Incorporated herein by reference to exhibit 4.46 to our Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

4.49      Voting Agreement, dated April 16, 2002, by and between Carl Rose,
          Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul
          DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E.
          Fund, LP (Incorporated herein by reference to exhibit 4.40 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.50      Waiver Letter, dated November 11, 2002, by and between the Company and
          Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.60 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.51 Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 1,333,333 shares of Series B-1 Preferred Stock (Incorporated herein by reference to exhibit 4.51 to our Quarterly Report on Form
          10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

4.52 Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 200,000 shares of Series B-1 Preferred Stock (Incorporated herein by reference to exhibit 4.52 to our Quarterly Report on Form
          10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

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

10.3      Seattle Design Center Lease, dated March 23, 2000, by and between the
          Company and Bay West Design Center, LLC (Incorporated herein by reference to exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 17, 2002)

10.4(#)   Seattle Design Center Termination and Surrender of Lease
          Agreement, dated July 17, 2003, by and between the Company and Bay
          West Design Center, LLC

10.5 Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access
          (Incorporated herein by reference to exhibit 10.13 to our Annual
          Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000)

10.6      Office Lease Agreement, dated October 4, 2000, by and between the
          Company and ASC Management, Inc., as revised on September 14, 2001 and as modified on September 18, 2001 and again on March 28, 2002 for office space in Austin, Texas (Incorporated herein by reference to exhibit 10.39 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.7 Form of Consent to Settlement of Claim (Incorporated herein by reference to exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange
          Commission on August 28, 2001)

10.8      Employment Agreement, dated June 1, 1999, by and between COAD
          Solutions, Inc. and Richard Carter (Incorporated herein by reference to exhibit 10.42 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.9 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter (Incorporated herein by reference to exhibit 10.48 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.10     Employment Agreement, dated June 1, 1999, by and between COAD
          Solutions, Inc. and Robert Cohan (Incorporated herein by reference to exhibit 10.43 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.11 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan (Incorporated herein by reference to exhibit 10.49 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.12     Employment Agreement, dated November 30, 1999, by and between COAD
          Solutions, Inc. and Mark Slosberg (Incorporated herein by reference to exhibit 10.44 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.13 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg (Incorporated herein by reference to exhibit 10.50 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.14 Employment Agreement, dated April 15, 2000, by and between the Company and Sam DiPaola

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
          (Incorporated herein by reference to exhibit 10.45 to our Annual
          Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.15 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.51 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.16     Employment Agreement, dated February 28, 2000, by and between Design
          Automation Systems, Inc. and Peter Davis (Incorporated herein by reference to exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 17, 2002)

10.17 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis (Incorporated herein by reference to exhibit 10.52 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.18 Employment Agreement, dated April 16, 2002, by and between the Company and Peter B. Covert (Incorporated herein by reference to exhibit 10.47 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 30, 2002)

10.19 Employment Agreement, dated June 17, 2002 by and between the Company and Robert A. Jensen (Incorporated herein by reference to exhibit
          10.21 to our Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.20 Form of Indemnification Agreement, by and between the Company and each of its directors (Eric Loeffel, Richard Carter, Mark McManigal, Panna
          Sharma and John A. Svahn) and by and between the Company and each of its executive officers (Robert A Jensen, Sam DiPaola, Peter Covert,
          Peter Davis, Mark Slosberg and Robert Cohan) (Incorporated herein by reference to exhibit 10.57 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
          Commission on August 14, 2002)

10.21     EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule
          DEF 14A filed with the Securities Exchange Commission on June 17,
          2002)

10.22     EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit
          B to our Definitive Proxy Statement on Schedule DEF 14A filed with the
          Securities Exchange Commission on June 17, 2002)

10.23 Loan and Security Agreement, dated November 6, 2002, by and between the Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.22 to our Annual Report on Form 10-K for the year ended
          December 31, 2002 filed with the Securities and Exchange Commission on
          March 31, 2003)

10.24     Loan Modification Agreement, dated January 9, 2003, by and between the
          Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.23 to our Annual Report on Form 10-K for the year ended
          December 31, 2002 filed with the Securities and Exchange Commission on
          March 31, 2003)

10.25(#) Loan Modification and Forbearance Agreement dated July 9, 2003 by and between the Company and Silicon Valley Bank

10.26     Consultant Agreement, dated January 10, 2003, by and between the
          Company and Eric Loeffel (Incorporated herein by reference to exhibit
          10.25 to our Annual Report on Form 10-K for the year ended December
          31, 2002 filed with the Securities and Exchange Commission on March
          31, 2003)

31(#)     Rule 13a-14(a)/15d-14(a) Certifications

32(#)     Section 1350 Certifications

----------

(#)       Filed herewith.

         A copy of any exhibit will be furnished (at a reasonable cost) to any of our shareholders upon receipt of a written request. Such request should be sent to EpicEdge, Inc. 5508 Two Ninety West, Suite 300 Austin, Texas 78735
Attention: Robert A. Jensen, Chief Operating Officer/Chief Financial Officer.

(b)       Reports on Form 8-K

          During the quarter ended June 30, 2003 and subsequently to date, EpicEdge has filed the following Current Reports on Form 8-K with the Securities and Exchange Commission:

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EpicEdge, Inc.

Date: August 14, 2003                       By /s/ Robert A. Jensen
                                               -----------------------------
                                               Robert A. Jensen
                                               Chief Operating Officer/
                                               Chief Financial Officer

                               INDEX TO EXHIBITS

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

3.1       Second Restated Articles of Incorporation filed with the Texas
          Secretary of State on April 2, 2003 (Incorporated herein by reference to exhibit 3.1 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

3.2 Second Amended and Restated Bylaws (Incorporated herein by reference to exhibit 3.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission on May 20, 2002)

4.1 Specimen Common Stock Certificate (Incorporated herein by reference to exhibit 4.1 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

4.17 Amendment to Registration Agreement, dated April 4, 2003, by and between the Company, Edgewater Private Equity Fund III, L.P.
          (Incorporated herein by reference to exhibit 4.17 to our Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

4.35 Amendment No. 5 to The Note and Preferred Stock Purchase Agreement, dated August 21, 2002, by and between the Company and Edgewater
          Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.41 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
          Commission on November 14, 2002)

4.36 Amendment No. 6 to The Note and Preferred Stock Purchase Agreement, dated October 22, 2002, by and between the Company and Edgewater
          Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
          Commission on November 14, 2002)

4.37 Amendment No. 7 to The Note and Preferred Stock Purchase Agreement, dated November 1, 2002, by and between the Company and Edgewater
          Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.43 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange
          Commission on November 14, 2002)

4.38 Amendment No. 8 to The Note and Preferred Stock Purchase Agreement, dated April 4, 2003, by and between the Company and Edgewater Private
          Equity Fund III, L.P. (Incorporated herein by reference to exhibit
          4.38 to our Quarterly Report on Form 10-QSB for the quarter ended
          March 31, 2003 filed with the Securities and Exchange Commission on
          May 15, 2003)

4.39 Substitute Secured Convertible Promissory Note, dated April 4, 2003 issued by the Company to Edgewater Private Equity Fund III, L.P. for a principal amount of $2,000,000 (Incorporated herein by reference to exhibit 4.39 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

4.40      Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit
          4.29 to our Annual Report on Form 10-K for the year ended December 31,
          2001 filed with the Securities and Exchange Commission on April 17,
          2002)

4.41 First Amendment to Security Agreement, dated April 29, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.47 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.42 Second Amendment to Security Agreement, dated April 4, 2003, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other (Incorporated herein by reference to exhibit 4.42 to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

4.43      Subordination Agreement, dated April 16, 2002, by and between
          Edgewater Private Equity Fund III, L.P. and MRA Systems, Inc., d/b/a
          GE Access (Incorporated herein by reference to exhibit 4.30 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.44 Trademark and License Security Agreement, dated April 16, 2002, by and between the Company and Edgewater Private Equity Fund III, L.P., on behalf of itself and certain other lenders (Incorporated herein by reference to exhibit 4.31 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 17, 2002)

4.45      First Amendment to Trademark and License Security Agreement, dated
          April 29, 2002, by and between the Company and Edgewater Private
          Equity Fund III, L.P., on behalf of itself and certain other lenders
          (Incorporated herein by reference to exhibit 4.50 to our Quarterly
          Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.46      Second Amendment to Trademark and License Security Agreement, dated
          April 4, 2003, by and between the Company and Edgewater Private Equity
          Fund III, L.P., on behalf of itself and certain other lenders
          (Incorporated herein by reference to exhibit 4.46 to our Quarterly
          Report on Form 10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

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

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
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

4.49      Voting Agreement, dated April 16, 2002, by and between Carl Rose,
          Jenta Rose, Charles Leaver, Kelly Knake, Gerald Allen, John Paul
          DeJoria, Edgewater Private Equity Fund III, L.P., and Fleck T.I.M.E.
          Fund, LP (Incorporated herein by reference to exhibit 4.40 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

4.50      Waiver Letter, dated November 11, 2002, by and between the Company and
          Edgewater Private Equity Fund III, L.P. (Incorporated herein by reference to exhibit 4.60 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

4.51 Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 1,333,333 shares of Series B-1 Preferred Stock (Incorporated herein by reference to exhibit 4.51 to our Quarterly Report on Form
          10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

4.52 Series B-1 Preferred Stock Purchase Warrant, dated April 4, 2003, issued by the Company to Edgewater Private Equity Fund III, L.P. to purchase 200,000 shares of Series B-1 Preferred Stock (Incorporated herein by reference to exhibit 4.52 to our Quarterly Report on Form
          10-QSB for the quarter ended March 31, 2003 filed with the Securities and Exchange Commission on May 15, 2003)

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

10.3      Seattle Design Center Lease, dated March 23, 2000, by and between the
          Company and Bay West Design Center, LLC (Incorporated herein by reference to exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 17, 2002)

10.4(#)   Seattle Design Center Termination and Surrender of Lease
          Agreement, dated July 17, 2003, by and between the Company and Bay
          West Design Center, LLC

10.5 Microsystem Products Purchase Agreement, dated February 29, 2000, by and between the Company and MRA Systems, Inc., d/b/a GE Access
          (Incorporated herein by reference to exhibit 10.13 to our Annual
          Report on Form 10-KSB for the year ended December 31, 1999 filed with the Securities and Exchange Commission on March 30, 2000)

10.6      Office Lease Agreement, dated October 4, 2000, by and between the
          Company and ASC Management, Inc., as revised on September 14, 2001 and as modified on September 18, 2001 and again on March 28, 2002 for office space in Austin, Texas (Incorporated herein by reference to exhibit 10.39 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.7 Form of Consent to Settlement of Claim (Incorporated herein by reference to exhibit 10.32 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 filed with the Securities and Exchange
          Commission on August 28, 2001)

10.8      Employment Agreement, dated June 1, 1999, by and between COAD
          Solutions, Inc. and Richard Carter (Incorporated herein by reference to exhibit 10.42 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.9 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Richard Carter (Incorporated herein by reference to exhibit 10.48 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.10     Employment Agreement, dated June 1, 1999, by and between COAD
          Solutions, Inc. and Robert Cohan (Incorporated herein by reference to exhibit 10.43 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.11 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Robert Cohan (Incorporated herein by reference to exhibit 10.49 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.12     Employment Agreement, dated November 30, 1999, by and between COAD
          Solutions, Inc. and Mark Slosberg (Incorporated herein by reference to exhibit 10.44 to our Annual Report on Form 10-K for the year ended
          December 31, 2001 filed with the Securities and Exchange Commission on
          April 17, 2002)

10.13 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Mark Slosberg (Incorporated herein by reference to exhibit 10.50 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.14 Employment Agreement, dated April 15, 2000, by and between the Company and Sam DiPaola

 EXHIBIT
 NUMBER                               DESCRIPTION
--------  ----------------------------------------------------------------------
          (Incorporated herein by reference to exhibit 10.45 to our Annual
          Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 17, 2002)

10.15 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Sam DiPaola (Incorporated herein by reference to exhibit 10.51 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.16     Employment Agreement, dated February 28, 2000, by and between Design
          Automation Systems, Inc. and Peter Davis (Incorporated herein by reference to exhibit 10.46 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 17, 2002)

10.17 First Amendment to Employment Agreement, dated April 16, 2002, by and between the Company and Peter Davis (Incorporated herein by reference to exhibit 10.52 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission on April 30, 2002)

10.18 Employment Agreement, dated April 16, 2002, by and between the Company and Peter B. Covert (Incorporated herein by reference to exhibit 10.47 to Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange
          Commission on April 30, 2002)

10.19 Employment Agreement, dated June 17, 2002 by and between the Company and Robert A. Jensen (Incorporated herein by reference to exhibit
          10.21 to our Quarterly Report on Form 10-Q for the quarter ended
          September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002)

10.20 Form of Indemnification Agreement, by and between the Company and each of its directors (Eric Loeffel, Richard Carter, Mark McManigal, Panna
          Sharma and John A. Svahn) and by and between the Company and each of its executive officers (Robert A Jensen, Sam DiPaola, Peter Covert,
          Peter Davis, Mark Slosberg and Robert Cohan) (Incorporated herein by reference to exhibit 10.57 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange
          Commission on August 14, 2002)

10.21     EpicEdge, Inc. 2002 Stock Option Plan (Incorporated herein by reference to exhibit C to our Definitive Proxy Statement on Schedule
          DEF 14A filed with the Securities Exchange Commission on June 17,
          2002)

10.22     EpicEdge, Inc. Bonus Plan (Incorporated herein by reference to exhibit
          B to our Definitive Proxy Statement on Schedule DEF 14A filed with the
          Securities Exchange Commission on June 17, 2002)

10.23 Loan and Security Agreement, dated November 6, 2002, by and between the Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.22 to our Annual Report on Form 10-K for the year ended
          December 31, 2002 filed with the Securities and Exchange Commission on
          March 31, 2003)

10.24     Loan Modification Agreement, dated January 9, 2003, by and between the
          Company and Silicon Valley Bank (Incorporated herein by reference to exhibit 10.23 to our Annual Report on Form 10-K for the year ended
          December 31, 2002 filed with the Securities and Exchange Commission on
          March 31, 2003)

10.25(#) Loan Modification and Forbearance Agreement dated July 9, 2003 by and between the Company and Silicon Valley Bank

10.26     Consultant Agreement, dated January 10, 2003, by and between the
          Company and Eric Loeffel (Incorporated herein by reference to exhibit
          10.25 to our Annual Report on Form 10-K for the year ended December
          31, 2002 filed with the Securities and Exchange Commission on March
          31, 2003)

31(#)     Rule 13a-14(a)/15d-14(a) Certifications

32(#)     Section 1350 Certifications